Form 10-K
period 1993-12-31
MCCLATCHY NEWSPAPERS INC
filed 1994-03-01
CIK 822043

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 1-9824

                           MCCLATCHY NEWSPAPERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     940666175
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
             2100 "Q" STREET, SACRAMENTO, CA.                            95816
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916)
                          321-1846

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
       Class A Common Stock, par value                   New York Stock Exchange
                $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K      .

     Aggregate market value of the Company's voting stock held by non-affiliates on February 15, 1994, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $319,186,420. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

                    SHARES OUTSTANDING AT FEBRUARY 15, 1994:

                    Class A Common Stock -- 5,082,706 shares

                   Class B Common Stock -- 23,751,789 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive Proxy Statement for the Company's May 18, 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      INDEX TO MCCLATCHY NEWSPAPERS, INC.
                                 1993 FORM 10-K

ITEM
 NO.                                                                                    PAGE
- ----                                                                                    -----
                                           PART I
 1.  Business.........................................................................      1
     Overview.........................................................................      1
     The Sacramento Bee...............................................................      1
     The Fresno Bee...................................................................      2
     The Modesto Bee..................................................................      2
     The News Tribune.................................................................      3
     Anchorage Daily News.............................................................      3
     Tri-City Herald..................................................................      4
     The (Rock Hill) Herald...........................................................      4
     Other Newspapers.................................................................      4
     Raw Materials....................................................................      5
     Competition......................................................................      5
     Employees -- Labor...............................................................      5
 2.  Properties.......................................................................      6
 3.  Legal Proceedings................................................................      6
 4.  Submission of Matters to a Vote of Security Holders..............................      6
                                           PART II
 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.........      7
 6.  Selected Financial Data..........................................................      8
 7.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................      8
 8.  Financial Statements and Supplementary Data......................................     12
 9.  Changes In and Disagreements With Accountants on Accounting and Financial
     Disclosure.......................................................................     28
                                          PART III
10.  Directors and Executive Officers of the Registrant...............................     28
11.  Executive Compensation...........................................................     28
12.  Security Ownership of Certain Beneficial Owners and Management...................     28
13.  Certain Relationships and Related Transactions...................................     28
                                           PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     29

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     McClatchy Newspapers, Inc. and subsidiaries (the Company), originally incorporated in California in 1930 and reincorporated in Delaware on August 7, 1987, owns and publishes 20 newspapers in California, Washington, Alaska and South Carolina, ranging from large daily newspapers serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1993 the Company had average paid daily circulation of 815,000, Sunday 962,100 and nondaily circulation 31,700.

     Each of the Company's newspapers is semiautonomous in its business and editorial operations so as to meet most effectively the needs of the communities it serves. Publishers, editors and general managers of the newspapers make the day-to-day decisions and within limits are responsible for their own budgeting and planning. Policies on such matters as the amount and type of capital expenditures, key personnel changes, and strategic planning and operating budgets including wage and pricing matters, are approved or established by the Company's senior management or Board of Directors.

     The Company's overall strategy is to concentrate on developing its newspapers and smaller related businesses. Each of its seven major daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 78% of consolidated revenues in both 1993 and 1992. Circulation revenues approximated 19% of consolidated revenues in 1993 and 18% in 1992.

     The northern California economy, home to three of the Company's larger newspapers, slowed in 1991 and continues to be affected by the economic downturn, albeit not as severely as the downturn in the southern half of the state. The decline in the Company's combined linage was offset by increases in advertising rates resulting in advertising revenue growth of 1.3%. The Company continued to show growth in average paid circulation in 1993. See the following discussion of individual newspapers and Part II, Item 7 for further elaboration of the impact of these trends on the Company's business.

     The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

     Other businesses owned by the Company include Legi-Tech, an on-line computer service which provides information to clients on legislative activity in the California and New York state legislatures and in the United States Congress and McClatchy Printing Co., a commercial printing operation, located in Clovis, California. In 1993 the Company expanded Big Valley, a previously West Coast based distributor of preprinted advertising inserts, to a national operation under a newly formed subsidiary, The Newspaper Network, Inc. Revenues, operating income and assets for each of these businesses are less than 10% of total consolidated revenues, operating income and assets of the Company. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that constructed and now operates a newsprint mill in Washington state.

     The Company also distributes information by electronic technology. The Company believes that individual newspapers, as primary information providers in their respective markets, will play a pivotal role in the potential growth of this segment in the industry.

THE SACRAMENTO BEE

     The Sacramento Bee, the Company's largest newspaper, is a morning newspaper serving the California state capital and its metropolitan area. Based on the Company's records, The Sacramento Bee's average paid circulation was approximately 271,700 daily and 341,000 Sunday in 1993 compared to 266,900 daily and 337,900 Sunday in 1992.

     Until October 1993 The Sacramento Bee's principal direct newspaper competitor was the Sacramento Union, a morning daily and Sunday newspaper. In October 1993 the Union became a thrice-weekly newspaper and in January 1994 ceased publications.

     The suggested home delivery price for The Sacramento Bee is $10.75 per month. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday paper. As of December 31, 1993, approximately 86% of the daily and 79% of the Sunday circulation was home delivered.

     The Sacramento Bee's advertising linage for the years ended December 31, 1993 and 1992 is set forth in the following table.

                                                                   1993      1992
                                                                   -----     -----
            Advertising Linage (in thousands of six-column
              inches):
                 Full Run........................................  2,408     2,530
                 Part Run........................................    328       345
                 Total Market Coverage...........................    158       159

     Net revenues of The Sacramento Bee were $165,322,000 in 1993 and $168,486,000 in 1992.

THE FRESNO BEE

     The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. Based on the Company's records, The Fresno Bee's average paid circulation was approximately 149,900 daily and 186,800 Sunday compared to 146,800 daily and 183,100 Sunday in 1992.

     Among the small newspapers which compete with The Fresno Bee is the Clovis Independent, a Company-owned weekly newspaper with about 4,000 circulation. As of December 31, 1993, approximately 89% of The Fresno Bee's daily and 85% of the Sunday circulation was home delivered. The suggested home delivery price is $10.50 per month. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday paper.

     The Fresno Bee's advertising linage for the years ended December 31, 1993 and 1992 is set forth in the following table.

                                                                   1993      1992
                                                                   -----     -----
            Advertising Linage (in thousands of six-column
              inches):
              Full Run...........................................  1,483     1,415
              Part Run...........................................    159       184
              Total Market Coverage..............................    170       167

     Net revenues of The Fresno Bee were $79,072,000 in 1993 and $77,153,000 in 1992.

THE MODESTO BEE

     The Modesto Bee is a morning newspaper serving the Modesto, California metropolitan area. Based on the Company's records, The Modesto Bee's average paid circulation was approximately 83,000 daily and 91,900 Sunday in 1993 compared to 82,500 daily and 91,700 Sunday in 1992.

     The Modesto Bee competes with small daily and weekly newspapers in its market area. The suggested home delivery price is $10.50 per month. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday paper. As of December 31, 1993, approximately 89% of the daily and 86% of the Sunday circulation was home delivered.

     The Modesto Bee's advertising linage for the years ended December 31, 1993 and 1992 is set forth in the following table.

                                                                   1993      1992
                                                                   -----     -----
            Advertising Linage (in thousands of six-column
              inches):
              Full Run...........................................  1,237     1,269
              Part Run...........................................     99       108
              Total Market Coverage..............................    567       402

     Net revenues of The Modesto Bee were $42,925,000 in 1993 and $43,662,000 in 1992.

THE NEWS TRIBUNE

     The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area. Based on the Company's records, the average paid circulation of the News Tribune was approximately 128,600 daily and 147,800 Sunday in 1993 compared to 126,900 daily and 144,500 Sunday in 1992.

     Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northern most fringes of its market with the major Seattle daily newspapers. Among the small newspapers which compete with The News Tribune is the Pierce County Herald a Company-owned twice-weekly newspaper with about 8,800 circulation. The suggested home delivery price of The News Tribune is $10.00 per month. The newsstand price of The News Tribune is $0.35 for the daily paper and $1.25 for the Sunday paper. As of December 31, 1993 approximately 83% of the daily and 81% of the Sunday circulation was home delivered.

     The News Tribune's advertising linage for the years ended December 31, 1993 and 1992 is set forth in the following table.

                                                                   1993      1992
                                                                   -----     -----
            Advertising Linage (in thousands of six-column
              inches):
              Full Run...........................................  1,291     1,292
              Part Run...........................................     28        20
              Total Market Coverage..............................     31        22

     Net revenues of The News Tribune were $64,324,000 in 1993 and $61,647,000 in 1992.

ANCHORAGE DAILY NEWS

     The Anchorage Daily News, a morning newspaper, is Alaska's largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

     The suggested home delivery price of the Anchorage Daily News is $9.50 per month for city delivery. The newsstand price of the Anchorage Daily News is $0.50 for the daily paper and $1.00 for the Sunday paper. As of December 31, 1993 approximately 72% of the daily and 63% of the Sunday circulation was home delivered.

     The Anchorage Daily News' principal direct competitor was the Anchorage Times. In June 1992, the Anchorage Times ceased publication and the Company purchased certain of its operating assets. Based on the Company's records, the Daily News' average paid circulation was approximately 73,400 daily and 97,100 Sunday in 1993 compared to 72,000 daily and 94,900 Sunday in 1992.

     Comparative amounts of linage for the years ended December 31, 1993 and 1992 are set forth in the following table.

                                                                   1993      1992
                                                                   -----     -----
            Advertising Linage (in thousands of six-column
              inches):
              Full Run...........................................  1,053     1,390
              Total Market Coverage..............................     30        43

     Net revenues of the Anchorage Daily News were $41,923,000 in 1993 and $36,648,000 in 1992.

TRI-CITY HERALD

     The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. Efforts to diversify the economic base of the area, which has depended in the past on energy development and agriculture, are having a positive impact in the Tri-Cities. The Tri-Cities economy benefitted in 1993 by the Department of Energy's efforts to clean up nuclear waste at nearby Hanford Nuclear reservation. Over the last several years the clean-up activity has contributed to revenue growth at the Tri-City Herald.

     Based on the Company's records, the Tri-City Herald's average paid circulation was approximately 38,600 daily and 41,900 Sunday in 1993 compared to 37,300 daily and 40,400 Sunday in 1992.

     The suggested home delivery price of the Tri-City Herald is $9.50 per month while the newsstand price for its daily paper is $0.50 and the newsstand price for its Sunday paper is $1.25. As of December 31, 1993, approximately 92% of the daily and 90% of the Sunday circulation was home delivered.

     The Tri-City Herald's advertising linage for the years ended December 31, 1993 and 1992 is set forth in the following table.

                                                                      1993    1992
                                                                      ---     ---
            Advertising Linage (in thousands of six-column inches):
              Full Run..............................................  721     656
              Total Market Coverage.................................   20      25

     Net revenues of the Tri-City Herald were $15,626,000 in 1993 and $14,089,000 in 1992.

THE (ROCK HILL) HERALD

     The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. The Herald's average paid circulation as reported by the Company was 31,000 daily and 30,700 Sunday in 1993 compared to 30,400 daily and 29,800 Sunday in 1992.

     The Herald's main competitor is a zoned edition of the Charlotte Observer, whose circulation in the Herald's primary circulation area as reported by ABC was 10,752 daily and 13,894 Sunday as of March 31, 1993 compared to 11,049 daily and 13,955 Sunday as of March 31, 1992. The Herald also competes with the Yorkville Enquirer and the Clover Herald, weekly newspapers, and the Lake Wylie Magazine, a monthly magazine, all company-owned publications. The newsstand prices for the Herald are $0.25 daily and $0.75 Sunday and the suggested home delivery price is $7.50 per month. As of December 31, 1993, approximately 81% of the daily and 82% of the Sunday circulation was home delivered.

     According to the Herald's records, advertising linage for the years ended December 31, 1993 and 1992 were as follows:

                                                                      1993    1992
                                                                      ---     ---
            Advertising Linage (in thousands of six-column inches):
              Full Run..............................................  725     642
              Total Market Coverage.................................   60      56

     Net revenues of the Herald were $9,514,000 in 1993 and $8,723,000 in 1992.

OTHER NEWSPAPERS

     During 1993 the Company published five small daily and eight nondaily community newspapers (including the previously mentioned weekly newspapers).

     The (Ellensburg) Daily Record in Central Washington, was purchased in September 1992. The Daily Record is an evening newspaper, published Monday through Saturday, with about 5,500 paid circulation.

     The other four daily newspapers include two in South Carolina, the Island Packet on Hilton Head Island and the Beaufort Gazette in Beaufort; and two in California, The Dispatch in Gilroy and the Free Lance in Hollister. Combined average daily circulation for these four newspapers according to Company records was 33,200 in 1993 compared to 32,300 in 1992. Average Sunday circulation at the two South Carolina newspapers was 24,900 in 1993 compared to 23,600 in 1992.

     The eight nondaily newspapers are generally published weekly or twice-weekly. Four of the newspapers are located in California, three in South Carolina and one in Washington state. Combined average circulation for this group according to Company records was 31,700 at December 31, 1993.

RAW MATERIALS

     In 1993 the Company consumed approximately 137,000 metric tons of newsprint compared to 138,000 metric tons in 1992. The Company currently obtains its supply of newsprint from a number of suppliers, both foreign and domestic, under long-term contracts.

     Newsprint costs accounted for approximately 15.1% of operating expenses in 1993. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. Weak demand for newsprint resulting from lower newspaper advertising caused a weakening in newsprint prices in 1992 which persisted in 1993. A substantial increase in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

     The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc. and four other publishers and a Canadian newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership formed to construct and operate a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 200,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

COMPETITION

     The Company faces competition for advertising revenues from television, radio and direct mail programs, suburban neighborhood and national newspapers and other publications. The Company's daily newspaper competitor in Sacramento, California, the Sacramento Union, ceased publication in January 1994. The Company's primary competitor in Anchorage, the Anchorage Times, ceased operations in June 1992. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the newspaper. The Company's major daily newspapers are well ahead of their newspaper competitors in both advertising linage and general circulation in all of their markets.

EMPLOYEES -- LABOR

     As of December 31, 1993, the Company had 6,304 employees, of whom approximately 13% were represented by unions. Following the expiration of contracts with certain unions at The Sacramento Bee, The Fresno Bee and The Modesto Bee, negotiations between the newspapers and the affected unions (which represent approximately 10% of these newspapers' employees) reached an impasse. In early 1987, final offers were "posted" to the unions at the Sacramento and Fresno Bees. In 1990, a final offer to the union at The Modesto Bee was posted. It is under these posted conditions that such union employees have been working. Negotiations have been resumed with the unions at the Sacramento and Fresno Bees. At The News Tribune in Tacoma, Washington negotiations between the newspaper and one union representing about 6% of The News Tribune's employees reached an impasse and these employees are working under posted conditions.

     While the Company's newspapers have not had a strike since 1978 and they do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers. The Company believes that, in the event of a newspaper strike, the affected newspaper would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1993, are set forth below.

                                                                        APPROXIMATE AREA
                                                                         IN SQUARE FEET
                                                                       -------------------
                                                                        OWNED      LEASED
                                                                       -------     -------
    Printing plants, business and editorial offices and warehouse space located in:
      Sacramento, California.........................................  659,914     125,040
      Fresno, California.............................................  386,000       9,057
      Tacoma, Washington.............................................  180,827       5,544
      Modesto, California............................................  163,166       5,602
      Anchorage, Alaska..............................................  143,526       1,540
      Kennewick, Washington..........................................   98,081
      Rock Hill, South Carolina......................................   49,000
      Gilroy, California.............................................   27,400
      Clovis, California.............................................   27,100
      Ellensburg, Washington.........................................   24,000
      Jackson, California............................................   12,853
      Beaufort, South Carolina.......................................   12,500         450
      Hilton Head, South Carolina....................................    9,700
      Puyallup, Washington...........................................    6,500
      Morgan Hill, California........................................    4,500
      Hollister, California..........................................                8,280
      Federal Way, Washington........................................                4,420
      York, South Carolina...........................................                3,310
      Other..........................................................               49,904

     The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of its newspapers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy and wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning labor, environmental and other claims. Management believes that the outcome of pending claims or proceedings will not have a material adverse effect upon the Company's consolidated results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     McClatchy Newspapers, Inc. Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol -- MNI). Class A stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by these exchanges for 1993 and 1992:

                                               1993                          1992
                                     -------------------------     -------------------------
                                     HIGH     LOW     DIVIDENDS    HIGH     LOW     DIVIDENDS
                                     ----     ---     --------     ----     ---     --------
    1st Quarter....................   23      18 1/2   $.0625      22 3/8   17       $  .05
    2nd Quarter....................   23      20 3/8   $.0625      22 3/4   19 1/4   $  .05
    3rd Quarter....................  20 7/8   18 1/8   $.0725      22 3/8   19 1/4   $.0575
    4th Quarter....................  25 5/8   20 1/8   $.0725       21      18       $.0575

     The Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board of Directors.

     The number of record holders of Class A and Class B Common Stock at February 8, 1994 was approximately 1,337 and 24, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1993       1992       1991       1990       1989
                                                        --------   --------   --------   --------   --------
CONSOLIDATED INCOME STATEMENT DATE:
REVENUES -- NET:
Advertising...........................................  $350,046   $345,574   $337,372   $335,663   $303,003
Circulation...........................................    83,729     80,318     74,770     70,266     63,126
Other.................................................    15,340     14,355     14,686     15,482     14,634
                                                        --------   --------   --------   --------   --------
TOTAL.................................................   449,115    440,247    426,828    421,411    380,763
OPERATING EXPENSES:
Depreciation and amortization.........................    35,583     33,560     29,929     30,316     25,583
Other costs and expenses..............................   348,428    344,764    347,692    335,693    299,657
                                                        --------   --------   --------   --------   --------
TOTAL.................................................   384,011    378,324    377,621    366,009    325,240
                                                        --------   --------   --------   --------   --------
OPERATING INCOME......................................    65,104     61,923     49,207     55,402     55,523
Partnership losses....................................     6,171      6,674      4,193      6,366        935
Other nonoperating expenses (income)..................        17        991      2,847      2,860       (815)
                                                        --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE
  EFFECTS OF ACCOUNTING CHANGES.......................    58,916     54,258     42,167     46,176     55,403
INCOME TAX PROVISION..................................    27,118     24,087     18,438     19,731     21,513
                                                        --------   --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING
  CHANGES.............................................    31,798     30,171     23,729     26,445     33,890
CUMULATIVE EFFECTS OF ACCOUNTING CHANGES..............                 (341)
                                                        --------   --------   --------   --------   --------
NET INCOME............................................  $ 31,798   $ 29,830   $ 23,729   $ 26,445   $ 33,890
                                                        --------   --------   --------   --------   --------
                                                        --------   --------   --------   --------   --------
EARNINGS PER COMMON SHARE:
Income before cumulative effects of accounting
  changes.............................................  $   1.10   $   1.05   $    .83   $    .93   $   1.19
Cumulative effects of accounting changes..............                 (.01)
                                                        --------   --------   --------   --------   --------
NET INCOME............................................  $   1.10   $   1.04   $    .83   $    .93   $   1.19
                                                        --------   --------   --------   --------   --------
                                                        --------   --------   --------   --------   --------
DIVIDENDS PER COMMON SHARE............................  $    .27   $   .215   $    .20   $    .16   $    .11
                                                        --------   --------   --------   --------   --------
                                                        --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Total assets..........................................  $525,163   $491,151   $477,076   $467,950   $440,326
Long-term obligations.................................    14,213     23,901     38,618     55,196     63,316
Stockholders' equity..................................   383,523    358,299    333,372    314,186    291,517

     Results for 1992 include a $2.6 million pre-tax change related to an early retirement program. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

     The recessionary economy of Northern California continued in 1993, resulting in a slowdown in advertising revenues at The Sacramento Bee and The Modesto Bee. Stronger revenue performances at The Fresno Bee, the Anchorage Daily News and newspapers in Washington state and South Carolina offset the lower revenues in Sacramento and Modesto. Net income also benefitted from continued low newsprint prices and cost controls.

     In June 1992 the Anchorage Daily News became the sole metropolitan daily newspaper in Anchorage when the competing newspaper (the Anchorage Times) closed. As a result, revenues increased from $31.1 million in 1991 to $36.6 million in 1992, and $41.9 million in 1993, allowing the Daily News to become profitable for the first time under Company ownership in 1993.

     On August 2, 1993 new federal tax laws raised the corporate income tax rate from 34% to 35% retroactive to January 1, 1993, and made other changes to the deductibility of certain expenses. The liability method of income tax accounting required that the Company revalue accumulated deferred taxes, and taxes on earnings through the first half of 1993 to reflect the higher rate. Accordingly, the Company increased its tax provision by $1,088,000 or four cents per share in the third quarter of 1993 for these retroactive adjustments.

RESULTS OF OPERATIONS

  1993 COMPARED TO 1992

     Net income increased 6.6% to $31.8 million as strong performances at The Fresno Bee and newspapers in Washington and South Carolina offset weaker results at the Sacramento and Modesto Bees. Income also benefitted from improved operating results at the Anchorage Daily News since the closure of the Anchorage Times, stringent cost controls at all of the Company's newspapers and a second year of low newsprint prices.

     Net revenues increased 2.0% to $449.1 million compared to $440.2 million in 1992. Advertising rate increases at most of the Company's newspapers offset the impact of lower volumes resulting in a 1.3% increase in consolidated advertising revenues. While overall advertising volumes were down, gains were reported at The Fresno Bee, the Tri-City Herald and The (Rock Hill) Herald. In general, higher retail advertising linage was offset by declines in national and classified linage.

     At the Company's seven largest daily newspapers, full run "run-of-press"
(ROP) linage, which is found in the body of the newspaper and accounts for the majority of advertising revenues, declined 3.1%. Part-run ROP linage, found in zoned editions of the newspaper which are targeted to specific areas of a community, declined 4.6%. These declines were partially offset by gains in advertising in total market coverage products (delivered to nonsubscribers of the newspapers) of 18.5% and a 5.9% increase in the number of preprinted advertisements inserted into the daily newspapers. Advertising volume in McClatchy's 13 other newspapers increased 3.3%.

     Circulation revenue increased 4.2% as the combined number of daily and Sunday subscribers increased 1.9% and 1.8%, respectively (average paid circulation). With a slower economy impacting many of the Company's newspaper readers, most of McClatchy's metropolitan newspapers opted to forego circulation rate increases in 1993. The Anchorage Daily News and The (Rock
Hill) Herald increased home-delivery rates modestly in April and September, respectively.

     Other revenues increased $985,000 or 6.9% due principally to an increase in commercial printing at McClatchy Printing Company in Clovis, California.

     Operating expenses were held to a 1.5% increase over 1992 and were up 2.2% after excluding a $2.6 million charge in 1992 for the early retirement program at the Sacramento and Modesto Bees. Excluding the early retirement charge, compensation costs increased 1.5% reflecting a 2.1% increase in salaries and a nominal decline in the cost of employee benefits. The increase in salaries generally reflects wage rate increases of 2% to 3%, partially offset by lower headcounts. Newsprint and supplements and other operating expenses increased 2.2%, and reflect low newsprint prices, generally low inflation and the impact of cost control programs at all of the Company's newspapers. Depreciation and amortization was up 6.0% due primarily to the installation of new mailroom equipment at The Sacramento Bee and presses at The (Tacoma) News Tribune.

     Nonoperating expense declined $1.5 million primarily due to lower interest expense as the Company repaid its bank debt, and higher investment income on cash equivalents.

     The Company's tax rate was 46.0% compared to 44.4% in 1992. The increase in this rate primarily relates to new federal tax legislation which raised the corporate tax rate from 34% to 35%, retroactive to January 1, 1993.

  1992 COMPARED TO 1991

     Improved operating results at the Anchorage Daily News and The News Tribune, lower newsprint prices and company-wide cost controls were the major contributors to a 25.7% increase in net income. The Daily News and The News Tribune led the Company in both revenue and operating income growth.

     Net revenues increased 3.1% to $440.2 million compared to $426.8 million in 1991. This growth reflects circulation and advertising rate increases, and, to a lesser extent, a rebound in subscriber and advertising volumes in the second half of 1992.

     Advertising revenues were up 2.4% to $345.6 million. Advertising rates were increased at a number of the larger metropolitan dailies in the first quarter of 1992. The Anchorage Daily News implemented an additional advertising rate increase in August 1992 because of its significant growth in circulation after the Anchorage Times' closure.

     Advertising volumes were generally flat for the year. Lower advertising linage in the California markets was offset by gains at other newspapers. At the Company's seven largest newspapers, full run ROP linage was even with 1991 levels. Gains in retail linage were offset by losses in classified and national advertising. Part run ROP linage grew 0.2% while linage in TMC products declined 11.1% at these newspapers. The number of preprinted inserts delivered in the seven largest newspapers grew 3.8%. Linage at McClatchy's 13 other newspapers declined 0.7%.

     The Anchorage Daily News also led the Company in subscriber and circulation revenue growth. The Daily News' average daily paid circulation for the year ended December 31, 1992 grew to approximately 72,000 from 60,800 in 1991 and Sunday was 94,900 versus 81,600.

     Company-wide, the number of subscribers grew 2.1% for average daily paid circulation (1.4% excluding The (Ellensburg) Daily Record purchased in 1992) and 1.8% on Sunday. Nondaily subscribers increased 3.1%. This growth in subscribers, coupled with selective home delivery and single-copy rate increases, resulted in a 7.4% gain in circulation revenues to $80.3 million.

     Operating expenses were held to a 0.2% increase over 1991 despite the recognition of a $2.6 million charge for an early retirement program. Excluding the early retirement charge, compensation costs were up 4.2%, reflecting a 3.6% increase in salaries and a 6.6% increase in fringe benefits. These increases reflect wage increases of 2% to 4% and higher retirement and other fringe benefits. Newsprint and supplements costs declined $15.1 million or 20.2% due mostly to lower newsprint prices precipitated by a lack of advertising demand. Depreciation and amortization was up 12.1% reflecting primarily a full year of depreciation on The Fresno Bee's expanded plant and new presses and amortization of intangibles purchased during the year. Other operating expenses were held to a 1.9% increase through company-wide cost control programs.

     While the Ponderay Newsprint Company continues to be one of the more efficient and low cost producers of newsprint, the Company's share of losses from this joint venture increased due to lower newsprint prices. Other nonoperating expenses declined because 1991 included an adjustment related to the destruction of a rental property.

     The effective tax rate increased to 44.4% from 43.7% in 1991. A reconciliation of the effective tax rates is included in note 5 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $90.7 million of cash from operations in 1993 and has generated $228.5 million over the last three years. The principal uses of cash have been to repay bank debt incurred to purchase the South Carolina based newspapers and to invest in capital expenditures. Cash has also been used to fund its Ponderay newsprint mill investment and to pay dividends. With all bank debt now repaid, the Company has invested its excess cash in high quality commercial paper and government securities. At year end cash and cash equivalents totalled $42.3 million.

     With the ongoing recession in Northern California, the Company deferred some of its planned capital expenditures in 1992 and 1993. Nonetheless, a total of $35.9 million was expended in 1993 for projects and equipment to improve productivity and keep pace with circulation growth. Capital expenditures over the last three years have totalled $106.9 million and planned expenditures in 1994 are estimated to be $38.3 million.

     The Company has a 13.5% interest in the Ponderay Newsprint Company, a general partnership formed to construct and operate a newsprint mill near Spokane, Washington. The mill began operating in December 1989. The Company's share of the mill's operating losses over the last three years equaled $17.0 million. The Company contributed $12.4 million to fund its share of the mill's cash needs over this period. Ponderay is expected to incur losses over the next several years assuming newsprint prices remain depressed and the Company presently intends when necessary, to, contribute funds to help finance its share of these losses. See note 3 to the consolidated financial statements.

     During 1993 the Company terminated its bank line of credit and now has only an outstanding letter of credit for $5.9 million. Management is of the opinion that operating cash flow is adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1993          1992
                                                                       ---------     ---------
CURRENT ASSETS:
     Cash and cash equivalents.......................................  $  42,326     $   8,658
     Trade receivables (less allowances of $1,757 in 1993 and $2,100
      in 1992).......................................................     47,859        46,862
     Other receivables...............................................      1,456         1,108
     Newsprint, ink and other inventories............................     10,033        10,130
     Deferred income taxes...........................................      9,672         8,143
     Other current assets............................................      1,843         2,512
                                                                       ---------     ---------
          TOTAL CURRENT ASSETS.......................................    113,189        77,413
PROPERTY, PLANT AND EQUIPMENT:
     Land............................................................     18,057        17,670
     Buildings and improvements......................................    120,753       119,111
     Equipment.......................................................    282,082       265,662
     Construction in progress........................................     15,893         7,977
                                                                       ---------     ---------
          Total......................................................    436,785       410,420
Accumulated depreciation.............................................   (166,460)     (149,272)
                                                                       ---------     ---------
NET PROPERTY, PLANT AND EQUIPMENT....................................    270,325       261,148
INTANGIBLES -- NET...................................................    124,662       133,977
INVESTMENT IN NEWSPRINT MILL PARTNERSHIP.............................      3,977         5,437
OTHER ASSETS.........................................................     13,010        13,176
                                                                       ---------     ---------
          TOTAL ASSETS...............................................  $ 525,163     $ 491,151
                                                                       ---------     ---------
                                                                       ---------     ---------

                See notes to consolidated financial statements.

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
CURRENT LIABILITIES:
     Accounts payable..................................................  $ 14,043     $ 10,474
     Accrued compensation..............................................    26,324       22,902
     Income taxes......................................................     1,117           30
     Unearned revenue..................................................    10,560        9,833
     Carrier deposits..................................................     3,055        3,006
     Other accrued liabilities.........................................     8,281        7,352
                                                                         --------     --------
          TOTAL CURRENT LIABILITIES....................................    63,380       53,597
LONG-TERM OBLIGATIONS..................................................    14,213       23,901
DEFERRED INCOME TAXES..................................................    64,047       55,354
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value:
       Class A -- authorized 50,000,000 shares, issued 5,100,450 in
        1993 and 4,585,370 in 1992.....................................        51           46
       Class B -- authorized 30,000,000 shares, issued 24,503,789 in
        1993 and 24,946,789 in 1992....................................       238          242
     Additional paid-in capital........................................    39,472       38,272
     Retained earnings.................................................   344,133      320,110
     Treasury stock, 20,000 Class A shares, and 750,000 Class B........      (371)        (371)
                                                                         --------     --------
          TOTAL STOCKHOLDERS' EQUITY...................................   383,523      358,299
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $525,163     $491,151
                                                                         --------     --------
                                                                         --------     --------

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
REVENUES -- NET:
     Advertising...........................................  $350,046     $345,574     $337,372
     Circulation...........................................    83,729       80,318       74,770
     Other.................................................    15,340       14,355       14,686
                                                             --------     --------     --------
          TOTAL............................................   449,115      440,247      426,828
                                                             --------     --------     --------
OPERATING EXPENSES:
     Compensation..........................................   199,743      199,295      188,791
     Newsprint and supplements.............................    60,639       59,501       74,562
     Depreciation and amortization.........................    35,583       33,560       29,929
     Other operating expenses..............................    88,046       85,968       84,339
                                                             --------     --------     --------
          TOTAL............................................   384,011      378,324      377,621
                                                             --------     --------     --------
OPERATING INCOME...........................................    65,104       61,923       49,207
NONOPERATING EXPENSES (INCOME):
     Interest expense......................................       118          920        1,157
     Partnership losses....................................     6,171        6,674        4,193
     Other -- net..........................................      (101)          71        1,690
                                                             --------     --------     --------
          TOTAL............................................     6,188        7,665        7,040
                                                             --------     --------     --------
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECTS
  OF ACCOUNTING CHANGES....................................    58,916       54,258       42,167
Income tax provision.......................................    27,118       24,087       18,438
                                                             --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES.....    31,798       30,171       23,729
Cumulative effects of accounting changes...................        --         (341)          --
                                                             --------     --------     --------
NET INCOME.................................................  $ 31,798     $ 29,830     $ 23,729
                                                             --------     --------     --------
                                                             --------     --------     --------
EARNINGS PER COMMON SHARE:
     Income before cumulative effects of accounting
       changes.............................................  $   1.10     $   1.05     $    .83
     Cumulative effects of accounting changes..............        --         (.01)          --
                                                             --------     --------     --------
     NET INCOME PER COMMON SHARE...........................  $   1.10     $   1.04     $    .83
                                                             --------     --------     --------
                                                             --------     --------     --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES...................    28,879       28,754       28,664

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income...............................................  $ 31,798     $ 29,830     $ 23,729
  Reconciliation to net cash provided:
       Depreciation and amortization.......................    35,778       33,751       30,180
       Deferred income taxes...............................     7,164        5,940        5,819
       Partnership losses..................................     6,171        6,674        4,193
       Cumulative effect of changes in accounting:
            Postretirement benefit.........................        --        4,627           --
            Income taxes...................................        --       (4,286)          --
       Changes in certain current assets and
          liabilities -- net...............................     9,204        4,365       (1,938)
       Other...............................................       599       (4,923)        (208)
                                                             --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    90,714       75,978       61,775
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
  Purchase of property, plant and equipment................   (35,851)     (29,476)     (41,574)
  Investment in newsprint mill partnership.................    (4,711)      (3,780)      (3,882)
  Acquisition of newspaper operations......................        --       (3,755)         (47)
  Other -- net.............................................       188       (4,486)         617
                                                             --------     --------     --------
NET CASH USED BY INVESTING ACTIVITIES......................   (40,374)     (41,497)     (44,886)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
  Repayment of long-term debt..............................   (10,072)     (25,092)     (15,792)
  Payment of cash dividends................................    (7,775)      (6,182)      (5,736)
  Other....................................................     1,175        1,249        1,193
                                                             --------     --------     --------
  Net cash used by financing activities....................   (16,672)     (30,025)     (20,335)
                                                             --------     --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................    33,668        4,456       (3,446)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............     8,658        4,202        7,648
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $ 42,326     $  8,658     $  4,202
                                                             --------     --------     --------
                                                             --------     --------     --------
OTHER CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest (net of amount capitalized).....................  $    118     $  1,086     $  1,225
  Income taxes (net of refunds)............................    18,448       20,625       13,587

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   PAR VALUE       ADDITIONAL               TREASURY
                                               -----------------    PAID-IN     RETAINED      STOCK
                                               CLASS A   CLASS B    CAPITAL     EARNINGS     AT COST     TOTAL
                                               -------   -------   ----------   ---------   ---------   --------
BALANCES, DECEMBER 31, 1990..................    $44      $ 243     $ 35,801    $ 278,469     $(371)    $314,186
Net income...................................                                      23,729                 23,729
Dividends paid ($.20 per share)..............                                      (5,736)                (5,736)
Conversion of 22,000 Class B shares to Class
  A..........................................     --         --
Issuance of 80,408 Class A shares under
  employee stock plans.......................      1                   1,192                               1,193
                                               -------   -------   ----------   ---------   ---------   --------
BALANCES, DECEMBER 31, 1991..................     45        243       36,993      296,462      (371)     333,372
Net income...................................                                      29,830                 29,830
Dividends paid ($.215 per share).............                                      (6,182)                (6,182)
Conversion of 26,000 Class B shares to Class
  A..........................................      1         (1)
Issuance of 78,391 Class A shares under
  employee stock plans.......................                          1,279                               1,279
Receipt of 750,000 Class B treasury shares
  from trust.................................                --                                  --
                                               -------   -------   ----------   ---------   ---------   --------
BALANCES, DECEMBER 31, 1992..................     46        242       38,272      320,110      (371)     358,299
Net income...................................                                      31,798                 31,798
Dividends paid ($.27 per share)..............                                      (7,775)                (7,775)
Conversion of 443,000 Class B shares to Class
  A..........................................      4         (4)
Issuance of 72,080 Class A shares under
  employee stock plans.......................      1                   1,200                               1,201
                                               -------   -------   ----------   ---------   ---------   --------
BALANCES, DECEMBER 31, 1993..................    $51      $ 238     $ 39,472    $ 344,133     $(371)    $383,523
                                               -------   -------   ----------   ---------   ---------   --------
                                               -------   -------   ----------   ---------   ---------   --------

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SIGNIFICANT ACCOUNTING POLICIES

     McClatchy Newspapers, Inc. and its subsidiaries ("the Company") are engaged primarily in the publication of newspapers.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated.

     Revenue recognition -- Advertising revenues are recorded when the advertisement is placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

     Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

     Concentrations of credit risks -- Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with various high-credit-quality institutions and are currently invested in the highest rated commercial paper and government securities. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

     Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $1,460,000 at December 31, 1993 and $1,124,000 at December 31, 1992.

     Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. Such interest aggregated $5,000 in 1993, $376,000 in 1992 and $2,715,000 in
1991.

     Depreciation is computed generally on a straight-line basis over estimated useful lives of:

                    - 10 to 60 years for buildings

                    - 9 to 20 years for presses

                    - 3 to 10 years for other equipment

     Intangibles consist of the unamortized excess of the cost of acquiring newspaper operations over the fair market values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over periods ranging from three to twenty-five years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected profitability of its newspaper operations.

     Deferred income taxes result from temporary differences between amounts reported for financial and income tax reporting purposes. See note 2.

     Earnings per share are based upon the weighted average number of outstanding shares of common stock and common stock equivalents (stock options -- see note 10). Prior to 1992 shares issued excluded 750,000 Class B shares which were held in a trust in which the Company had a vested income and remainder interest. Upon the dissolution of the trust in 1992 the shares were returned to the Company and included in treasury stock at no cost. These shares have been excluded from weighted average shares outstanding for all periods.

 2. CUMULATIVE EFFECTS OF ACCOUNTING CHANGES

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of temporary differences between financial and tax reporting existing at the balance sheet date. The actual effects of tax law changes are recognized when enacted. Prior to SFAS 109, deferred income taxes were determined using tax rates in effect when differences relating to revenues and expenses arose between financial and tax reporting. The cumulative effect of this change reduced deferred tax liabilities and increased 1992 net income by $4,286,000 or $.15 per share. This change had no significant effect on the income tax provision for 1992, and when considered with the other change described below, did not have a material impact on net earnings in 1992.

     The Company also adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1992. The Statement requires the accrual of postretirement health care and life insurance benefits over employees' service periods rather than expensing these costs on a pay-as-you-go basis. The cumulative effect of this change increased long-term obligations by $7,592,000, decreased deferred income tax liabilities by $2,965,000 and reduced 1992 net income by $4,627,000 or $.16 per share.

 3.  INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

     A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to construct and operate a newsprint mill in the State of Washington. The Company guarantees $16,875,000 of bank debt provided by a consortium of 11 foreign and domestic banks to construct the mill.

     At December 31, 1993, Ponderay borrowings bore interest at rates averaging 7.27%. The debt is due in quarterly installments through March 1, 2001 and is collateralized by the assets of Ponderay. The debt is subject to certain restrictive covenants regarding contractual obligations of Ponderay and its partners. The Company has committed to take 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company purchased $12,079,000, $12,700,000 and $16,526,000 of newsprint from Ponderay in 1993, 1992 and 1991, respectively.

     Summarized financial data for the years ended December 31, 1993, 1992 and 1991 for Ponderay's operations are as follows (in thousands):

                                                           1993         1992         1991
                                                         --------     --------     --------
    FINANCIAL POSITION:
      Current assets...................................  $ 19,624     $ 18,361     $ 19,249
      Property, plant and equipment....................   304,315      321,065      336,343
      Other assets.....................................     5,690       10,075       15,326
                                                         --------     --------     --------
              TOTAL ASSETS.............................  $329,629     $349,501     $370,918
                                                         --------     --------     --------
                                                         --------     --------     --------
      Current liabilities..............................  $ 33,761     $ 27,516     $ 17,416
      Long-term liabilities............................   267,331      282,636      292,717
      Partners' capital................................    28,537       39,349       60,785
                                                         --------     --------     --------
              TOTAL LIABILITIES AND PARTNERS'
                CAPITAL................................  $329,629     $349,501     $370,918
                                                         --------     --------     --------
                                                         --------     --------     --------
      RESULTS OF OPERATIONS:
         Revenues......................................  $ 94,375     $ 89,807     $112,295
         Net loss......................................    45,713       49,435       31,058

 4.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
        Long-term debt:
          Bank credit agreement..................................              $10,000
          Other debt.............................................  $    60         164
                                                                   -------     -------
          Total..................................................       60      10,164
          Less current portion...................................       60          92
                                                                   -------     -------
          Total long-term debt...................................       --      10,072
        Postretirement benefits obligation.......................    9,142       8,808
        Other long-term obligations..............................    5,071       5,021
                                                                   -------     -------
        Total long-term obligations..............................  $14,213     $23,901
                                                                   -------     -------
                                                                   -------     -------

     Long-term obligations mature as follows (in thousands):

                        1995...............................  $ 1,068
                        1996...............................    1,004
                        1997...............................      636
                        1998...............................      406
                        Thereafter.........................   11,099
                                                             -------
                        Total..............................  $14,213
                                                             -------
                                                             -------

     The Company's cash reserves and expected cash flows are sufficient for its near term needs. Accordingly, the Company terminated its bank credit agreement at the end of 1993. The Company has an outstanding letter of credit for $5,860,000.

     Other long-term obligations consist primarily of deferred compensation and supplemental retirement benefits.

5. INCOME TAX PROVISIONS

     On January 1, 1992 the Company adopted SFAS 109. The impact of this change is discussed in note 2.

     Income tax provisions consist of (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
    Current:
      Federal.............................................  $16,212     $14,692     $11,168
      State...............................................    3,742       3,455       1,451
    Deferred:
      Federal.............................................    6,663       5,963       5,552
      State...............................................      501         (23)        267
                                                            -------     -------     -------
    Income tax provision..................................  $27,118     $24,087     $18,438
                                                            -------     -------     -------
                                                            -------     -------     -------

     Deferred income tax provisions result from (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1993        1992        1991
                                                             -------     -------     ------
    Depreciation and amortization..........................  $ 5,441     $ 3,982     $2,613
    Newsprint mill partnership.............................    2,445       2,191      2,183
    Deductible deposits....................................       --       2,205         --
    State taxes............................................      (10)       (295)       696
    Deferred compensation..................................   (1,617)     (1,979)      (719)
    Other..................................................      905        (164)     1,046
                                                             -------     -------     ------
    Total..................................................  $ 7,164     $ 5,940     $5,819
                                                             -------     -------     ------
                                                             -------     -------     ------

     The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                              1993         1992         1991
                                                              ----         ----         ----
    Statutory rate..........................................   35%          34%          34%
    State taxes, net of federal benefit.....................    5            4            3
    Amortization of intangibles.............................    4            4            5
    Impact of retroactive tax rate adjustments..............    1           --           --
    Other...................................................    1            2            2
                                                              ----         ----         ----
    Effective rate..........................................   46%          44%          44%
                                                              ----         ----         ----
                                                              ----         ----         ----

     On August 2, 1993 new federal tax legislation was enacted which, among other things, increased the federal corporate tax rate to 35% from 34%, retroactive to January 1, 1993. The liability method of accounting for taxes requires that the effect of this rate increase on current and cumulative deferred taxes be reflected in the period in which the law was enacted. Accordingly, the Company recorded an adjustment of $1,088,000 in the third quarter. Of this amount, $239,000 related to higher taxes on earnings through June 30, 1993 and $849,000 was required to revalue deferred taxes at January 1, 1993.

     The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 31, 1993 and 1992 are (in thousands):

                                                                    1993        1992
                                                                  --------     -------
        Depreciation and amortization...........................  $ 45,517     $40,076
        Partnership losses......................................    10,971       8,526
        Deductible deposits.....................................     3,954       3,954
        State taxes.............................................     1,689       1,699
        Deferred compensation...................................   (11,321)     (9,704)
        Other...................................................     3,565       2,660
                                                                  --------     -------
        Deferred tax liability (net of $9,672 in 1993 and $8,143
          in 1992 reported as current assets)...................  $ 54,375     $47,211
                                                                  --------     -------
                                                                  --------     -------

     The tax asset above for deferred compensation includes $2,965,000 in 1992 which was allocated to the cumulative effect of adopting a change in the method of accounting for postretirement benefits as discussed in note 2.

     See note 9 for a discussion of tax assessments.

6. INTANGIBLES

     Intangibles consist of (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Identifiable intangible assets, primarily customer
          lists................................................  $132,881     $133,403
        Excess purchase prices over identifiable assets........    64,560       64,560
                                                                 --------     --------
        Total..................................................   197,441      197,963
        Less accumulated amortization..........................    72,779       63,986
                                                                 --------     --------
        Intangibles -- net.....................................  $124,662     $133,977
                                                                 --------     --------
                                                                 --------     --------

 7.  EMPLOYEE BENEFITS

  Early retirement charge:

     In September 1992, the Sacramento and Modesto Bees made available an early retirement program to certain employees. The program ended in October 1992 with 66 employees accepting early retirement. Accordingly, the Company recorded a pretax charge of $2,593,000 in the fourth quarter of 1992.

  Retirement plans:

     The Company has a defined benefit pension plan (the "retirement plan") for a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plan are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

     The Company also has a supplemental retirement plan to provide key employees with additional retirement benefits. The terms of the plan are generally the same as those of the retirement plan, except that the supplemental retirement plan is limited to key employees and benefits under it are reduced by benefits received under the retirement plan. The accrued pension obligation for the supplemental retirement plan is included in other long-term obligations.

     The elements of pension costs are as follows (in thousands):

                                                                     DECEMBER 31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
    Cost of benefits earned during the year...............  $ 5,393     $ 5,282     $ 5,123
    Interest on projected benefit obligation..............    6,447       5,922       6,788
    Return on plan assets -- (gain).......................  (10,231)     (7,253)    (13,135)
    Deferred gain -- return on plan assets greater than
      assumed.............................................    3,787       1,098       5,637
    Net amortization and other deferrals..................        2        (384)       (521)
                                                            -------     -------     -------
    Net pension cost......................................  $ 5,398     $ 4,665     $ 3,892
                                                            -------     -------     -------
                                                            -------     -------     -------

     Assumptions used for accounting for defined benefit plans were:

                                                                  DECEMBER 31,
                                                     --------------------------------------
                                                        1993          1992          1991
                                                     ----------    ----------    ----------
    Discount rate in determining benefit
      obligation...................................     7.3%          8.5%          8.5%
    Expected long-term rate of return on assets....     8.5%          9.0%          9.0%
    Rates of compensation increase.................  4.5%-5.5%     5.5%-6.0%     5.5%-6.0%

     The plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993 and 1992 are as follows (in thousands):

                                                              1993                        1992
                                                    -------------------------   -------------------------
                                                                 SUPPLEMENTAL                SUPPLEMENTAL
                                                    RETIREMENT    RETIREMENT    RETIREMENT    RETIREMENT
                                                       PLAN          PLAN          PLAN          PLAN
                                                    ----------   ------------   ----------   ------------
Actuarial present value of:
  Vested benefit obligation.......................   $ 67,081      $  2,834      $ 51,629      $  2,688
                                                    ----------   ------------   ----------   ------------
                                                    ----------   ------------   ----------   ------------
  Accumulated benefit obligation..................   $ 72,609      $  2,834      $ 55,757      $  2,688
                                                    ----------   ------------   ----------   ------------
                                                    ----------   ------------   ----------   ------------
Plan assets at fair value.........................   $ 89,219                    $ 79,540
Projected benefit obligation......................    (94,378)     $ (3,780)      (78,684)     $ (3,461)
                                                    ----------   ------------   ----------   ------------
Projected benefit (over) under plan assets........     (5,159)       (3,780)          856        (3,461)
Unrecognized net (gains) losses...................        982          (427)       (2,043)         (576)
Unrecognized prior service cost...................      3,274         1,628         3,667         1,790
Unrecognized net pension transition asset,
  amortized over 15 years.........................     (4,378)           --        (4,925)           --
Adjustment required to recognize minimum
  liability.......................................         --          (255)           --          (441)
                                                    ----------   ------------   ----------   ------------
Accrued pension obligation........................   $ (5,281)     $ (2,834)     $ (2,445)     $ (2,688)
                                                    ----------   ------------   ----------   ------------
                                                    ----------   ------------   ----------   ------------

     In 1992, the Company settled pension obligations for future benefits due to employees who retired prior to January 1, 1989 by converting pension assets totalling approximately $22,300,000 to purchased annuities. The Company recognized a pretax gain of $794,000 on the settlement of these obligations.

     The Company has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees to voluntarily defer compensation. Company contributions to the 401(k) plan were $3,751,000 in 1993, $3,455,000 in 1992 and $2,987,000 in 1991.

POSTRETIREMENT BENEFITS:

     The Company also provides or subsidizes certain retiree health care and life insurance benefits. On January 1, 1992 the Company began accruing the cost of these benefits over employee's service periods instead of recording them on a pay-as-you-go basis. The impact of this change is discussed in note 2.

     The elements of postretirement expenses are as follows (in thousands):

                                                                       DECEMBER 31,
                                                                      ---------------
                                                                      1993      1992
                                                                      ----     ------
        Service costs...............................................  $230     $  233
        Interest costs..............................................   649        645
        Transition obligation.......................................    --      7,592
                                                                      ----     ------
        Total postretirement benefits costs.........................  $879     $8,470
                                                                      ----     ------
                                                                      ----     ------

     Assumptions used for accounting for postretirement benefits were:

        Discount rate in determining benefit obligation.......         7.3%      8.5%
        Medical care cost trend rate..........................  9.5%-13.25%     14.0%

     The plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993 and 1992 are as follows (in thousands):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1993       1992
                                                                     ------     ------
        Accumulated postretirement benefit obligation (APBO):
        Retirees...................................................  $5,250     $5,525
        Active eligible employees..................................     789        721
        Active ineligible employees................................   3,343      2,721
                                                                     ------     ------
        Total APBO.................................................   9,382      8,967
        Unrecognized gain..........................................     (80)        --
                                                                     ------     ------
        Net postretirement benefit liability.......................  $9,302     $8,967
                                                                     ------     ------
                                                                     ------     ------

     The medical care cost trend rates are expected to decline to about 5.8% by the year 2003. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO by 3.0%, the annual service cost by 13.0% and the annual interest cost by 4.0%.

 8.  CASH FLOW INFORMATION

     Cash provided or used by operations was affected by changes in certain current assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                              1993       1992        1991
                                                             ------     -------     -------
    Increase (decrease) in assets:
         Receivables.......................................  $1,345     $  (142)    $   290
         Inventories.......................................     (97)      1,221        (627)
         Other current assets..............................    (669)     (1,795)      2,714
                                                             ------     -------     -------
              Total........................................     579        (716)      2,377
    Increase (decrease) in liabilities:
         Accounts payable..................................   3,569       2,103      (4,844)
         Accrued compensation..............................   3,422       1,109         594
         Income taxes......................................   1,087      (2,112)      1,455
         Other current liabilities.........................   1,705       2,549       3,234
                                                             ------     -------     -------
              Total........................................   9,783       3,649         439
                                                             ------     -------     -------
    Net cash increase (decrease) from changes in
      current assets and liabilities.......................  $9,204     $ 4,365     $(1,938)
                                                             ------     -------     -------
                                                             ------     -------     -------

9.  COMMITMENTS AND CONTINGENCIES

     See note 3 for a discussion of the Company's commitments to Ponderay Newsprint Company.

     The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through December 31, 1999. Total rental expense amounted to $1,618,000 in 1993, $1,596,000 in 1992 and $1,649,000 in 1991. Minimum rental commitments under operating leases with noncancelable terms in excess of one year are (in thousands):

                        1994................................  $1,869
                        1995................................   1,460
                        1996................................   1,128
                        1997................................     865
                        1998................................     617
                        Thereafter..........................     207
                                                              ------
                        Total...............................  $6,146
                                                              ------
                                                              ------

     State and federal taxing authorities have audited the Company's tax returns for 1982-1987, and have made assessments or proposed adjustments primarily related to the deduction of certain intangible assets and deductions related to discontinued and other non-newspaper operations. The total amount of the proposed adjustments, including interest thereon, is approximately $25,000,000 at December 31, 1993. The Company is protesting the adjustments through the appropriate authorities. While this process is expected to extend over several years and additional assessments for like issues are expected to be forthcoming, the Company believes these adjustments will be reduced in the appeals processes. Pending final resolution of these matters, the Company has deposited, with the applicable tax authorities, a total of $12,592,000 to stop interest accrual on a portion of the adjustments and included this amount in other assets at December 31, 1993. In the opinion of management, adequate provision has been made for any taxes and interest resulting from these assessments and the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated results of operation or financial position.

     There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

10.  COMMON STOCK AND STOCK PLANS

     The Company's Class A and Class B common stock participate equally in dividends. Holders of Class B common stock are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Holders of Class A common stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Class B common stock is convertible at the option of the holder into Class A common stock on a share-for-share basis.

     Prior to 1992, shares issued excluded 750,000 Class B shares which were held in a trust in which the Company had a vested income and remainder interest. Upon dissolution of the trust in 1992, the shares were returned to the Company and included in treasury stock.

     The Company's Amended Employee Stock Purchase Plan (the "Purchase Plan") reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 1993, 385,518 shares of Class A common stock have been issued under the Purchase Plan.

     The Company's 1987 Stock Option Plan (the "Employee Plan"), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Plan permits the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights (SARS), the Company does not intend to avail itself of this alternative except in limited circumstances.

     In July 1990, the Company adopted a stock option plan for outside (nonemployee) directors (the "Directors' Plan") providing for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value at the conclusion of each regular annual meeting of stockholders for 1,500 shares. Terms of the Directors' Plan are similar to the terms of the Employee Plan. Outstanding options are summarized as follows:

                                                            EMPLOYEE PLAN          DIRECTORS' PLAN
                                                         -------------------     -------------------
                                                                     AVERAGE                 AVERAGE
                                                         OPTIONS      PRICE      OPTIONS      PRICE
                                                         -------     -------     -------     -------
Outstanding, December 31, 1990.........................  284,800     $ 17.43      10,500     $ 18.25
Granted................................................  110,400       15.88      10,500       21.50
                                                         -------                 -------
Outstanding, December 31, 1991.........................  395,200       16.99      21,000       19.88
Granted................................................  108,600       19.50      10,500       20.75
Exercised..............................................   (1,025)      16.00          --          --
Surrendered for SARS...................................  (23,500)      15.66          --          --
Forfeited..............................................   (9,975)      22.66          --          --
                                                         -------                 -------
Outstanding, December 31, 1992.........................  469,300       17.52      31,500       20.17
Granted................................................       --          --      10,500       22.38
Exercised..............................................   (4,425)      15.26          --          --
Forfeited..............................................   (3,575)      17.78          --          --
                                                         -------                 -------
Outstanding, December 31, 1993.........................  461,300       17.54      42,000       20.72
                                                         -------                 -------
                                                         -------                 -------

     In the Employee Plan, there are 220,925 options exercisable as of December 31, 1993. In January 1994, the Company granted 104,500 options to employees using substantially all shares reserved in the plan. In the Directors' Plan 15,750 shares were exercisable at December 31, 1993 and 108,000 available for future awards.

     On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan, subject to stockholder approval, reserving 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the Employee Plan and no shares have been granted under the new plan.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the spring holiday and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits. The Company's quarterly results are summarized as follows (in thousands, except per share amounts):

                                                    1ST          2ND          3RD          4TH
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
1993:
Revenues -- net.................................  $105,282     $113,458     $111,282     $119,093
Operating income................................    10,546       16,962       16,396       21,200
Net income......................................     4,768        8,514        7,341       11,175
Net income per common share.....................       .17          .30          .25          .39
1992:
Revenues -- net.................................  $101,292     $111,169     $110,503     $117,283
Operating income................................     9,881       16,246       16,856       18,940
Income before cumulative effects of
  accounting changes............................     4,488        7,831        8,699        9,153
Net income......................................     4,147        7,831        8,699        9,153
Income per common share before cumulative
  effects of accounting changes.................       .15          .27          .30          .32
Net income per common share.....................       .14          .27          .30          .32
1991:
Revenues -- net.................................  $ 99,469     $109,399     $106,451     $111,507
Operating income................................     6,525       13,999       12,904       15,779
Net income......................................     2,974        6,263        6,563        7,929
Net income per common share.....................       .10          .22          .23          .28

     See notes 5 and 7 for discussions of charges recorded in the third quarter of 1993 and fourth quarter of 1992 for tax and early retirement expenses, respectively.

                          INDEPENDENT AUDITOR'S REPORT

McClatchy Newspapers, Inc.:

     We have audited the accompanying consolidated balance sheets of McClatchy Newspapers, Inc. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McClatchy Newspapers, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in note 2 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards (SFAS) No. 109 and changed its method of accounting for postretirement health care and life insurance benefits to conform to SFAS No. 106.

Sacramento, California
February 1, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading "Compensation" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 1994 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial statements and independent auditor's report on pages 12 through 27.

               Consolidated Balance Sheet
               Consolidated Statement of Income
               Consolidated Statement of Cash Flows
               Consolidated Statement of Stockholders' Equity
               Notes to Consolidated Financial Statements
               Independent Auditor's Report

          (2) Financial statement schedules for the years ended December 31, 1993, 1992 and 1991 on pages 33 through 36. All schedules, other than those listed below, are omitted as not applicable under the rules of Regulation S-X:

               Schedule V, Property, plant and equipment
               Schedule VI, Accumulated depreciation of property, plant and equipment
               Schedule VIII, Valuation and qualifying accounts
               Schedule X, Supplementary income statement information

        (3) Exhibits

             3.1      The Company's Restated Certificate of Incorporation included in Exhibit
                      3.1 to the Company's 1988 Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on March 29, 1989
                      (incorporated herein by reference).
             3.2      The Company's By-laws included in Exhibit 6.2 to the Company's
                      Registration Statement on Form 8-A filed with the Commission on
                      November 28, 1988 (incorporated herein by reference).
            10.1      Credit Agreement and Amendments Nos. 1 and 2 thereto included in
                      Exhibit 10.11 to the Company's Registration Statement No. 33-17270 on
                      Form S-1 originally filed with the Commission on September 16, 1987,
                      Amendments No. 3 and 4 thereto included in Exhibit 10.1 to the
                      Company's 1988 Report on Form 10-K, Amendment No. 5 thereto included in
                      Exhibit 10.2 to the Company's 1989 Report on Form 10-K filed with the
                      Commission on March 28, 1990, Amendment No. 6 thereto included in
                      Exhibit 10.2 to the Company's 1990 Report on Form 10-K filed with the commission on March 27, 1991 and Amendment No. 7 thereto included in item 10.1 to the Company's Report on Form 10-K filed with the
                      Commission on March 26, 1993 (incorporated herein by reference).
            10.2      Ponderay Newsprint Company Partnership Agreement dated as of September
                      12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint
                      Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller
                      Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune
                      Newsprint Company and Nimitz Paper Company included in Exhibit 10.10 to the Company's Registration Statement No. 33-17370 on Form S-1
                      (incorporated herein by reference).
            10.3      The Company's Management by Objective Plan Description included in
                      Exhibit 10.1 to the Company's Registration Statement No. 33-17270 on
                      Form S-1 (incorporated by reference).
            10.4      The Company's Supplemental Executive Retirement Plan included in
                      Exhibit 10.7 to the Company's 1988 Report on Form 10-K (incorporated herein by reference).

            10.5      The Company's 1987 Stock Option Plan included in Exhibit 10.8 to the
                      Company's 1988 Report on Form 10-K and Amendment to the Plan included in Exhibit 10.15 to the Company's 1990 Report on Form 10-K (incorporated herein by reference).
            10.6      The Company's Group Executive Life Insurance Plan included in Exhibit
                      10.9 to the Company's Registration Statement No. 33-17270 on Form S-1
                      (incorporated herein by reference).
            10.7      The Company's Group Executive Long Term Disability Insurance Plan
                      included in Exhibit 10.8 to the Company's Registration Statement No.
                      33-17270 on Form S-1 (incorporated herein by reference).
            10.8      Asset Purchase Agreement between The News and Observer Publishing
                      Company and the Company dated September 25, 1989 included in Exhibit
                      2.1 to the Company's Report on Form 8-K filed with the Commission on
                      January 23, 1990 (incorporated herein by reference).
            10.9      Employment Agreement between the Company and Erwin Potts dated October
                      17, 1989 filed with the Commission in Exhibit 10.12 to the Company's
                      1989 Report on Form 10-K (incorporated by reference).
            10.10     The Company's Executive Performance Plan adopted by the Board of
                      Directors on January 1, 1990 filed with the Commission in Exhibit 10.13 to the Company's 1989 Report on Form 10-K (incorporated by reference).
            10.11     The Company's 1990 Directors' Stock Option Plan executed on July 25,
                      1990 included in Exhibit 10.14 to the Company's 1990 Report on Form
                      10-K (incorporated by reference).
            21        Subsidiaries of the Company.
            23        Consent of Deloitte & Touche.
            24.1      Power of Attorney on behalf of James B. McClatchy.
            24.2      Power of Attorney on behalf of Erwin Potts.
            24.3      Power of Attorney on behalf of James P. Smith.
            24.4      Power of Attorney on behalf of Robert W. Berger.
            24.5      Power of Attorney on behalf of Booth Gardner.
            24.6      Power of Attorney on behalf of William K. Coblentz.
            24.7      Power of Attorney on behalf of William L. Honeysett.
            24.8      Power of Attorney on behalf of Joan F. Lane.
            24.9      Power of Attorney on behalf of Betty Lou Maloney.
            24.10     Power of Attorney on behalf of William Ellery McClatchy.
            24.11     Power of Attorney on behalf of S. Donley Ritchey, Jr.
            24.12     Power of Attorney on behalf of William M. Roth.
            24.13     Power of Attorney on behalf of Frederick R. Ruiz.
            24.14     Power of Attorney on behalf of H. Roger Tatarian.

     (b) Reports on Form 8-K

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 1994.

                                          McCLATCHY NEWSPAPERS, INC.

                                           By         JAMES B. McCLATCHY*
                                              --------------------------------
                                                      James B. McClatchy
                                                     Chairman of the Board

                                          *By:          JAMES P. SMITH
                                              --------------------------------
                                                       (James P. Smith,
                                                       Attorney-in-Fact)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
- ---------------------------------------------   -------------------------------   --------------
PRINCIPAL EXECUTIVE OFFICERS:

             JAMES B. McCLATCHY*                    Publisher and Chairman          March 1, 1994
      ---------------------------------                  of the Board
             (James B. McClatchy)

                 ERWIN POTTS*                          President, Chief             March 1, 1994
      ---------------------------------                Executive Officer
                (Erwin Potts)                             and Director

PRINCIPAL FINANCIAL OFFICER:
               JAMES P. SMITH*                          Vice President,             March 1, 1994
      ---------------------------------               Finance, Treasurer
              (James P. Smith)                           and Director

PRINCIPAL ACCOUNTING OFFICER:
              ROBERT W. BERGER*                          Controller                 March 1, 1994
      ---------------------------------
             (Robert W. Berger)
DIRECTORS:
               BOOTH GARDNER*                              Director                March 1, 1994
      ---------------------------------
              (Booth Gardner)

            WILLIAM K. COBLENTZ*                           Director                March 1, 1994
      ---------------------------------
           (William K. Coblentz)

                  SIGNATURE                                  TITLE                     DATE
- ---------------------------------------------   -------------------------------   --------------
            WILLIAM L. HONEYSETT*                         Executive                March 1, 1994
       ------------------------------                   Vice President
           (William L. Honeysett)                        and Director

                JOAN F. LANE*                              Director                March 1, 1994
       ------------------------------
               (Joan F. Lane)

              BETTY LOU MALONEY*                           Director                March 1, 1994
       ------------------------------
             (Betty Lou Maloney)

          WILLIAM ELLERY McCLATCHY*                        Director                March 1, 1994
       ------------------------------
         (William Ellery McClatchy)

           S. DONLEY RITCHEY, JR.*                         Director                March 1, 1994
       ------------------------------
          (S. Donley Ritchey, Jr.)

              WILLIAM M. ROTH*                             Director                March 1, 1994
       ------------------------------
             (William M. Roth)

             FREDERICK R. RUIZ*                            Director                March 1, 1994
       ------------------------------
            (Frederick R. Ruiz)

             H. ROGER TATARIAN*                            Director                March 1, 1994
       ------------------------------
            (H. Roger Tatarian)

       *By:     JAMES P. SMITH
       ------------------------------
                James P. Smith
              (Attorney-in-Fact)

                                                                      SCHEDULE V

                  MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B                               COLUMN E      COLUMN F
                --------                   ----------   COLUMN C                 ------------   ----------
                                            BALANCE     --------    COLUMN D       OTHER(1)      BALANCE
                                           BEGINNING    ADDITIONS  -----------     CHANGES-       AT END
             CLASSIFICATION                OF PERIOD    AT COST    RETIREMENTS   ADD (DEDUCT)   OF PERIOD
             --------------                ----------   --------   -----------   ------------   ----------
YEAR ENDED DECEMBER 31, 1991:
  Land and improvements..................   $  15,429   $   879     $    (137)       $ --        $  16,171
  Buildings and improvements.............      99,585    14,796        (2,463)         --          111,918
  Equipment..............................     199,309    52,245        (3,397)         30          248,187
  Construction in progress...............      41,872   (26,346)           --          --           15,526
                                           ----------   --------   -----------     ------       ----------
          Total..........................   $ 356,195   $41,574     $  (5,997)       $ 30        $ 391,802
                                           ----------   --------   -----------     ------       ----------
                                           ----------   --------   -----------     ------       ----------
YEAR ENDED DECEMBER 31, 1992:
  Land and improvements..................   $  16,171   $ 1,354     $      (6)       $151        $  17,670
  Buildings and improvements.............     111,918     6,970          (123)        346          119,111
  Equipment..............................     248,187    28,894       (11,644)        225          265,662
  Construction in progress...............      15,526    (7,742)           --         193            7,977
                                           ----------   --------   -----------     ------       ----------
          Total..........................   $ 391,802   $29,476     $ (11,773)       $915        $ 410,420
                                           ----------   --------   -----------     ------       ----------
                                           ----------   --------   -----------     ------       ----------
YEAR ENDED DECEMBER 31, 1993:
  Land and improvements..................   $  17,670   $   387     $      --        $ --        $  18,057
  Buildings and improvements.............     119,111     1,694           (52)         --          120,753
  Equipment..............................     265,662    25,854        (9,434)         --          282,082
  Construction in progress...............       7,977     7,916            --          --           15,893
                                           ----------   --------   -----------     ------       ----------
          Total..........................   $ 410,420   $35,851     $  (9,486)       $ --        $ 436,785
                                           ----------   --------   -----------     ------       ----------
                                           ----------   --------   -----------     ------       ----------

- ---------------

(1) Additions attributable to acquisitions including The (Ellensburg) Daily Record in September 1992.

                                                                     SCHEDULE VI

                  MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

              COLUMN A                  COLUMN B     COLUMN C     COLUMN D        COLUMN E       COLUMN F
              --------                 ----------    --------    -----------    ------------    -----------
                                        BALANCE                                   OTHER(1)      BALANCE AT
                                       BEGINNING     ADDITIONS                   CHANGES --       END OF
           CLASSIFICATION              OF PERIOD     AT COST     RETIREMENTS    ADD (DEDUCT)      PERIOD
           --------------              ----------    --------    -----------    ------------    -----------
YEAR ENDED DECEMBER 31, 1991:
  Land and improvements..............   $     847    $   133      $     (55)      $     --       $     925
  Buildings and improvements.........      24,095      3,434           (452)            --          27,077
  Equipment..........................      93,862     18,014         (4,198)            --         107,678
                                       ----------    --------    -----------    ------------    -----------
          Total......................   $ 118,804    $21,581      $  (4,705)      $     --       $ 135,680
                                       ----------    --------    -----------    ------------    -----------
                                       ----------    --------    -----------    ------------    -----------
YEAR ENDED DECEMBER 31, 1992:
  Land and improvements..............   $     925    $   196      $      (6)      $     --       $   1,115
  Buildings and improvements.........      27,077      3,763            (79)            --          30,761
  Equipment..........................     107,678     20,849        (11,131)            --         117,396
                                       ----------    --------    -----------    ------------    -----------
          Total......................   $ 135,680    $24,808      $ (11,216)      $     --       $ 149,272
                                       ----------    --------    -----------    ------------    -----------
                                       ----------    --------    -----------    ------------    -----------
YEAR ENDED DECEMBER 31, 1993:
  Land and improvements..............   $   1,115    $   192      $      --       $     --       $   1,307
  Buildings and improvements.........      30,761      3,930            (36)            --          34,655
  Equipment..........................     117,396     22,339         (9,237)            --         130,498
                                       ----------    --------    -----------    ------------    -----------
          Total......................   $ 149,272    $26,461      $  (9,273)      $     --       $ 166,460
                                       ----------    --------    -----------    ------------    -----------
                                       ----------    --------    -----------    ------------    -----------

                                                                   SCHEDULE VIII

                  MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

             COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E      COLUMN F
             --------                        ----------   ----------   ----------   -----------   -----------
                                                                                    DEDUCTIONS(1)
                                                                 ADDITIONS              FOR
                                                          -----------------------    PURPOSES
                                              BALANCE     CHARGED TO   CHARGED TO    FOR WHICH    BALANCE AT
                                             BEGINNING    COSTS AND      OTHER       ACCOUNTS       END OF
          CLASSIFICATIONS                    OF PERIOD     EXPENSES     ACCOUNTS    WERE SET UP     PERIOD
          ---------------                    ----------   ----------   ----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1991:
  Deducted from assets to which they apply:
     Uncollectible accounts................   $  (2,275)   $ (4,570)    $     --      $ 4,346       $(2,499)
YEAR ENDED DECEMBER 31, 1992:
  Deducted from assets to which they apply:
     Uncollectible accounts................   $  (2,499)   $ (3,509)    $     --      $ 3,908       $(2,100)
YEAR ENDED DECEMBER 31, 1993:
  Deducted from assets to which they apply:
     Uncollectible accounts................   $  (2,100)   $ (3,567)    $     --      $ 3,910       $(1,757)

- ---------------

(1) Amounts written off net of bad debt recoveries.

                                                                      SCHEDULE X

                  MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                   SUPPLEMENTAL INCOME STATEMENT INFORMATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                             COLUMN B
                                                                         ----------------
                         COLUMN A                                        CHARGED TO COSTS
                         --------                                          AND EXPENSES
                           ITEM                                1993            1992            1991
                         --------                             ------     ----------------     ------
Amortization of intangible assets..........................   $9,317          $8,943          $8,599
Maintenance and repairs....................................    8,325           6,734           6,055

                               INDEX OF EXHIBITS

EXHIBIT
- -------
  3.1*      The Company's Restated Certificate of Incorporation included in
            Exhibit 3.1 to the Company's 1988 Report on Form 10-K filed with the
            Securities and Exchange Commission (the "Commission") on March 29,
            1989
  3.2*      The Company's By-laws included in Exhibit 6.2 to the Company's
            Registration Statement on Form 8-A filed with the Commission on
            November 28, 1988
 10.1*      Credit Agreement included in Exhibit 10.11 to the Company's
            Registration Statement No. 33-17270 on Form S-1 filed with the
            Commission on September 16, 1987, as amended by Amendment No. 1 thereto filed with the Commission on January 26, 1988, by Amendment
            No. 2 thereto filed with the Commission on February 3, 1988,
            Amendments No. 3 and 4 thereto included in Exhibit 10.1 to the
            Company's 1988 Report on Form 10-K, Amendment No. 5 thereto included in Exhibit 10.2 to the Company's 1989 Report on Form 10-K filed with the Commission on March 28, 1990 and Amendment No. 6 thereto included in item 10.2 to the Company's 1990 Report on Form 10-K filed with the
            Commission on March 27, 1991 and Amendment No. 7 thereto included in item 10.1 to the Company's Form 10-K filed with the Commission on
            March 26, 1993
 10.2*      Ponderay Newsprint Company Partnership Agreement dated as of
            September 12, 1985 between Lake Superior Forest Products, Inc.,
            Central Newsprint Company, Inc., Bradley Paper Company, Copley
            Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc.,
            Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper
            Company included in Exhibit 10.10 to the Company's Registration
            Statement No. 33-17370 on Form S-1
 10.3*      The Company's Management by Objective Plan Description included in
            Exhibit 10.1 to the Company's Registration Statement No. 33-17270 on
            Form S-1
 10.4*      The Company's Supplemental Executive Retirement Plan included in
            Exhibit 10.7 to the Company's 1988 Report on Form 10-K
 10.5*      The Company's 1987 Stock Option Plan included in Exhibit 10.8 to the
            Company's 1988 Report on Form 10-K and Amendment to the Plan included in Exhibit 10.15 to the Company's 1990 Report on Form 10-K
 10.6*      The Company's Group Executive Life Insurance Plan included in Exhibit
            10.9 to the Company's Registration Statement No. 33-17270 on Form S-1
 10.7*      The Company's Group Executive Long Term Disability Insurance Plan
            included in Exhibit 10.8 to the Company's Registration Statement No.
            33-17270 on Form S-1
 10.8*      Asset Purchase Agreement between The News and Observer Publishing
            Company and the Company dated September 25, 1989 included in Exhibit
            2.1 to the Company's Report on Form 8-K filed with the Commission on
            January 23, 1990
 10.9*      Employment Agreement between the Company and Erwin Potts dated
            October 17, 1989 included in Exhibit 10.12 to the Company's 1989
            Report on Form 10-K
 10.10*     The Company's Executive Performance Plan adopted by the Board of
            Directors on January 1, 1990 included in Exhibit 10.13 to the
            Company's 1989 Report on Form 10-K
 10.11*     The Company's 1990 Directors' Stock Option Plan included in Exhibit
            10.14 to the Company's 1990 Report on Form 10-K
 21         Subsidiaries of the Company
 23         Consent of Deloitte & Touche
 24.1       Power of Attorney on behalf of James B. McClatchy

EXHIBIT
- -------
 24.2       Power of Attorney on behalf of Erwin Potts
 24.3       Power of Attorney on behalf of James P. Smith
 24.4       Power of Attorney on behalf of Robert W. Berger
 24.5       Power of Attorney on behalf of Booth Gardner
 24.6       Power of Attorney on behalf of William K. Coblentz
 24.7       Power of Attorney on behalf of William L. Honeysett
 24.8       Power of Attorney on behalf of Joan F. Lane
 24.9       Power of Attorney on behalf of Betty Lou Maloney
 24.10      Power of Attorney on behalf of William Ellery McClatchy
 24.11      Power of Attorney on behalf of S. Donley Ritchey, Jr.
 24.12      Power of Attorney on behalf of William M. Roth
 24.13      Power of Attorney on behalf of Frederick R. Ruiz
 24.14      Power of Attorney on behalf of H. Roger Tatarian

- ---------------

* Incorporated by reference