Form 10-Q
period 1994-03-31
MCCLATCHY NEWSPAPERS INC
filed 1994-05-09
CIK 822043

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1994


                                        OR


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from            to


                         Commission File Number:  1-9824


                            McCLATCHY NEWSPAPERS, INC.
              (Exact name of registrant as specified in its charter)


              Delaware                              94-0666175
      (State of Incorporation)                     (IRS Employer
                                              Identification Number)


                      2100 "Q" Street, Sacramento, CA. 95816
                     (Address of principal executive offices)


                                  (916) 321-1846
                         (Registrant's telephone number)



   Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes X  No   .

   The number of shares of each class of common stock outstanding as of May 6, 1994:

             Class A Common Stock                             5,432,903
             Class B Common Stock                            23,431,789

                            McCLATCHY NEWSPAPERS, INC.

                                INDEX TO FORM 10-Q





                                                                Page
   Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements:

          Consolidated Balance Sheet - March 31, 1994
             (unaudited) and December 31, 1993                   3

          Consolidated Statement of Income for the
             Three Months Ended March 31, 1994
             and 1993 (unaudited)                                5

          Consolidated Statement of Cash Flows for
             the Three Months Ended March 31, 1994
             and 1993 (unaudited)                                6

          Consolidated Statement of Stockholders'
             Equity for the Period from January 1,
             1993 to March 31, 1994 (unaudited)                  7

          Notes to Consolidated Financial Statements
             (unaudited)                                         8

      Item 2 - Management's Discussion and Analysis of
          Results of Operations and Financial Condition         16

   Part II - OTHER INFORMATION                                  18

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                               March 31,          December 31,

                                                1994                  1993

                                             (Unaudited)

    Current assets:
    Cash and cash equivalents                 $  56,048            $   42,326
    Trade receivables (less
      allowances of $2,038 in 1994
      and $1,757 in 1993)                        44,180                47,859
    Other receivables                             1,343                 1,456
    Newsprint, ink and other
      inventories                                 7,336                10,033
    Deferred income taxes                         9,977                 9,672
    Other current assets                          2,902                 1,843
      Total current assets                      121,786               113,189

    Property, plant and
      equipment:
    Land                                         18,623                18,057
    Buildings and improvements                  119,937               120,753
    Equipment                                   291,826               282,082
    Construction in progress                     12,072                15,893
      Total                                     442,458               436,785
    Accumulated depreciation                   (171,453)             (166,460)
      Net property, plant and
         equipment                              271,005               270,325

    Intangibles - net                           122,141               124,662

    Investment in newsprint
      mill partnership                            3,827                 3,977

    Other assets                                 11,434                13,010

    Total assets                              $ 530,193             $ 525,163



                  See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                       (In thousands, except share amounts)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  March 31,       December 31,

                                                    1994              1993

                                                 (Unaudited)

    Current liabilities:
    Accounts payable                              $  11,852         $  14,043
    Accrued compensation                             27,991            26,324
    Income taxes                                      5,942             1,117
    Unearned revenue                                 11,546            10,560
    Carrier deposits                                  3,176             3,055
    Other accrued liabilities                         7,661             8,281
      Total current liabilities                      68,168            63,380

    Long-term obligations                            14,016            14,213

    Deferred income taxes                            60,616            64,047

    Commitments and contingencies
      (note 8)

    Stockholders' equity:
    Common stock $.01 par value:
      Class A - authorized
      50,000,000 shares, issued 5,388,706
      in 1994 and 5,100,450 in 1993
                                                         54                51
      Class B - authorized 30,000,000
      shares, issued 24,231,789 in 1994
      and 24,503,789 in 1993
                                                        235               238
    Additional paid-in capital                       39,753            39,472
    Retained earnings                               347,722           344,133
    Treasury stock, 20,000 Class A
      shares and 750,000 Class B shares
                                                       (371)             (371)
      Total stockholders' equity                    387,393           383,523

    Total liabilities and
      stockholders' equity                        $ 530,193         $ 525,163




                  See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                           1994        1993
                                                              (Unaudited)

    Revenues - net:
    Advertising                                          $ 83,829    $ 80,955
    Circulation                                            21,194      20,949
    Other                                                   3,901       3,378
     Total                                                108,924     105,282

    Operating expenses:
    Compensation                                           50,198      49,692
    Newsprint and supplements                              14,708      14,189
    Depreciation and amortization                           9,520       8,665
    Other operating expenses                               22,893      22,190
     Total                                                 97,319      94,736

    Operating income                                       11,605      10,546

    Nonoperating expenses (income):
    Interest expense                                            3          47
    Interest income                                          (354)         (7)
    Partnership losses                                      1,500       1,800
    Other - net                                                20         264
     Total                                                  1,169       2,104

    Income before income tax provision                     10,436       8,442
    Income tax provision                                    4,539       3,674

    Net income                                           $  5,897    $  4,768

    Net income per common share                          $   0.20    $   0.17

    Weighted average number
     of common shares                                      28,937      28,833


                  See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                                  Three Months Ended March 31,

                                                  1994                 1993
                                                            (Unaudited)

    Cash provided (used) by
      operating activities:
    Net income                                 $  5,897              $  4,768
    Reconciliation to net cash
      provided:
      Depreciation and amortization               9,563                 8,711
      Partnership losses                          1,500                 1,800
      Changes in certain assets and
         liabilities - net                       10,218                10,270
      Other                                      (2,094)                  808

    Net cash provided by operating
      activities                                 25,084                26,357

    Cash provided (used) by
      investing activities:
    Purchase of property, plant and
      equipment                                  (7,865)               (6,292)
    Investment in newsprint mill
      partnership                                (1,350)               (1,418)
    Other - net                                      51                    50

    Net cash used by investing
      activities                                 (9,164)               (7,660)

    Cash provided (used) by
      financing activities:
    Repayment of long-term debt                    -                  (10,012)
    Payment of cash dividends                    (2,308)               (1,799)
    Other                                           110                   289

    Net cash used by financing
      activities                                 (2,198)              (11,522)

    Net change in cash and cash
      equivalents                                13,722                 7,175

    Cash and cash equivalents,
      beginning of year                          42,326                 8,658

    Cash and cash equivalents,
      end of period                            $ 56,048              $ 15,833

    Other cash flow information:
    Cash paid during the period for:
      Interest (net of amount
         capitalized)                          $     15              $     92
      Income taxes (net of refunds)               1,700                 3,690

                  See notes to consolidated financial statements

                                        McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                            (In thousands, except share and per share amounts)
                                           Par Value        Additional             Treasury
                                        Class A   Class B     Paid-In   Retained     Stock
                                         Common    Common     Capital   Earnings    At Cost   Total

    Balances, December 31, 1992             $46     $242       $38,272  $320,110     $(371)  $358,299
    Net income (3 months)                                                  4,768                4,768
    Dividends paid ($.0625 per share)                                     (1,799)              (1,799)
    Conversion of 80,000 Class B to
     Class A                                  1       (1)
    Issuance of 18,239 Class A under
     employee stock plans                                          295                            295

    Balances, March 31, 1993                 47      241        38,567   323,079      (371)   361,563
    Net income (9 months)                                                 27,030               27,030
    Dividends paid ($.2075 per share)                                     (5,976)              (5,976)
    Conversion of 363,000 Class B to
     Class A                                  3       (3)
    Issuance of 53,841 Class A under
     employee stock plans                     1                    905                            906

    Balances, December 31, 1993              51      238        39,472   344,133      (371)   383,523
    Net income (3 months)                                                  5,897                5,897
    Dividends paid ($.08 per share)                                       (2,308)              (2,308)
    Conversion of 272,000 Class B to
     Class A                                  3       (3)
    Issuance of 16,256 Class A under
     employee stock plans                                          281                            281

    Balances, March 31, 1994                $54     $235       $39,753  $347,722     $(371)  $387,393

                              See notes to consolidated financial statements


                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   1. SIGNIFICANT ACCOUNTING POLICIES

      McClatchy Newspapers, Inc. (the Company) and its subsidiaries are engaged primarily in the publication of newspapers.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries except for the recording of $768,000 of costs associated with the closure of the Company's monthly Spectrum tabloids in March 1994. Such financial statements are not necessarily indicative of the results to be expected for the full year.

      Revenue recognition - Advertising revenues are recorded when the advertisement is placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

      Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

      Concentrations of credit risks - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with various high-credit-quality institutions and are currently invested in the highest rated commercial paper and government securities. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

      Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $1,460,000 at March 31, 1994 and December 31, 1993.

      Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For three months ended March 31, 1994 and 1993 such interest was nominal.

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   1. SIGNIFICANT ACCOUNTING POLICIES - Continued

      Depreciation is computed generally on a straight-line basis over estimated useful lives of:

      - 10 to 60 years for buildings

      - 9 to 20 years for presses

      - 3 to 10 years for other equipment

      Intangibles consist of the unamortized excess of the cost of acquiring newspaper operations over the fair market values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers and covenants not to compete, are amortized over periods ranging from three to twenty-five years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected profitability of each of its newspaper operations.

      Deferred income taxes result from temporary differences between amounts reported for financial and income tax reporting purposes. See note 4.

      Earnings per share are based on the weighted average number of outstanding shares of common stock and common stock equivalents (stock options - see note 9). Upon the dissolution of a trust in 1992, 750,000 shares of Class B stock were returned to the Company and included in treasury stock at no cost. These shares have been excluded from weighted average shares outstanding for all periods.


   2. INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

      A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in the State of Washington. The Company has guaranteed certain debt (see note 8) and has committed to take 28,400 metric tons of annual production on a "take-if-tendered" basis until March 1, 2001. The Company purchased $3,185,000 and $2,815,000 of newsprint from Ponderay in the three months ended March 31, 1994 and 1993, respectively. For the three months ended March 31, Ponderay net revenues and net losses were $23,118,000 and $11,556,000 in 1994 and $22,257,000 and $12,884,000 in 1993.

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   3. LONG-TERM OBLIGATIONS

      Long-term obligations consist of (in thousands):

                                                 March 31,        December 31,
                                                   1994               1993
    Long-term debt:
       Installment note                         $     60            $     60
       Less current portion                           60                  60
       Total long-term debt                           -                   -

    Postretirement benefits
       obligation                                  9,342               9,142

    Other long-term obligations                    4,674               5,071

    Total long-term obligations                 $ 14,016            $ 14,213



    Long-term obligations mature as follows (in thousands):


    Year Ending March 31,
    1996                                       $   1,163
    1997                                             808
    1998                                             525
    1999                                             325
    Thereafter                                    11,195

    Total                                      $  14,016


      The Company has an outstanding letter of credit for $5,860,000.

      Other long-term obligations consist primarily of deferred compensation and supplemental retirement benefits.

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   4. INCOME TAX PROVISIONS

      Income tax provisions consist of (in thousands):

                                                       Three Months Ended
                                                           March 31,
                                                       1994         1993

    Current:
      Federal                                         $ 7,482      $ 2,700
      State                                               793          572

    Deferred:
      Federal                                          (3,708)         358
      State                                               (28)          44

    Income tax provision                              $ 4,539      $ 3,674

      Deferred income tax provisions result from (in thousands):

    Depreciation and amortization                     $(3,333)     $   408
    Partnership losses                                    (97)         273
    State taxes                                           (73)        (147)
    Deferred compensation                                (290)        (215)
    Other                                                  57           83

    Total                                             $(3,736)     $   402


      The effective tax rate and the statutory federal income tax rate are reconciled as follows:


    Statutory rate                                       35.0%        34.0%
    State taxes, net of federal benefit                   5.0          4.8
    Amortization of intangibles                           2.5          3.4
    Other                                                 1.0          1.3

    Effective rate                                       43.5%        43.5%


                          McCLATCHY NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    4.   INCOME TAX PROVISIONS - Continued


       The components of deferred taxes recorded in the Company's
       Balance Sheet on March 31, 1994 and December 31, 1993 are (in thousands):

                                                        1994        1993

    Depreciation and amortization                    $ 42,184     $ 45,517
    Partnership losses                                 10,874       10,971
    Deductible deposits                                 3,954        3,954
    State taxes                                         1,616        1,689
    Deferred compensation                             (11,611)     (11,321)
    Other                                               3,622        3,565

       Deferred tax liability (net of $9,977 in
       1994 and $9,672 in 1993 reported as
       current assets)                               $ 50,639     $ 54,375


       See note 8 for a discussion of tax assessments.


   5.   INTANGIBLES

      Intangibles consist of (in thousands):

                                       March 31,     December 31,
                                         1994            1993
    Identifiable intangible assets,
      primarily customer lists        $ 131,522        $ 132,881
    Excess purchase prices over
      identifiable intangible            64,456           64,560
      assets
      Total                             195,978          197,441
    Less accumulated amortization        73,837           72,779

    Intangibles - net                 $ 122,141        $ 124,662

   6.   EMPLOYEE BENEFIT PLANS

      The Company has a defined benefit pension plan (the retirement plan) for a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plan are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

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

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   6.   EMPLOYEE BENEFIT PLANS - Continued

      Expenses of these plans for the three months ended March 31, 1994 and 1993 were $1,408,000 and $1,326,000, respectively.

      The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months then ended March 31, 1994 and 1993 were $968,000 and $835,000, respectively.

      The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended March 31, 1994 and 1993, postretirement benefit expenses were $225,000.


   7.   CASH FLOW INFORMATION

      Cash provided or used by operations in the three months ended March 31, 1994 and 1993 was affected by changes in certain current assets and liabilities as follows (in thousands):

                                                 1994               1993

    Increase (decrease) in assets:
    Receivables                               $ (3,792)           $ (5,185)
    Inventories                                 (2,697)              2,404
    Other current assets                         1,059                 502
      Total                                     (5,430)             (2,279)

    Increase (decrease) in
      liabilities:
    Accounts payable                            (2,191)              2,612
    Accrued compensation                         1,667               2,032
    Income taxes                                 4,825               2,191
    Other current liabilities                      487               1,156
      Total                                      4,788               7,991

    Net cash increase from changes in
      current assets and liabilities          $ 10,218            $ 10,270


                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   8.   COMMITMENTS AND CONTINGENCIES

      The Company guarantees $21,875,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

      State and federal taxing authorities have audited the Company's tax returns for 1982-1987, and have made assessments or proposed adjustments primarily related to the deduction of certain intangible assets and deductions related to discontinued and other non-newspaper operations. The total amount of the proposed adjustments, including interest thereon, is approximately $25,000,000. The Company is protesting the adjustments through the appropriate authorities. While this process is expected to extend over several years and additional assessments for like issues are expected to be forthcoming, the Company believes these adjustments will be reduced in the appeals processes. At March 31, 1994, other assets included $10,634,000 of deposits which the Company has made with the applicable tax authorities to stop interest accrual on a portion of the adjustments, pending final resolution. In the opinion of management, adequate provision has been made for any taxes and interest resulting from these assessments and the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated results of operation or financial position.

      There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.


   9.   COMMON STOCK AND STOCK PLANS

      On May 5, 1994 the Company filed Amendment No. 2 to Form S-3 with the Securities and Exchange Commission registering 1,375,000 shares of Class A common stock to be sold by the Company and certain selling stockholders in a combined primary and secondary offering to the public. Selling shareholders converted 625,000 shares of Class B common to Class A common stock to be sold in the offering.

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

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   9.  COMMON STOCK AND STOCK PLANS - Continued

       The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of March 31, 1994, 401,774 shares of Class A common stock have been issued under the Purchase Plan.

       The Company's 1987 Stock Option Plan (the Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Employee Plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances. At March 31, 1994 there were 565,800 options outstanding to purchase Class A common stock at an average price of $18.75 per share. There are 306,975 options exercisable and 150 shares are available for future awards.

       On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan, subject to stockholder approval, reserving 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the Employee Plan and no shares have been granted under the new plan.

       In July 1990, the Company adopted a stock option plan for outside (nonemployee) directors (the Directors' Plan) providing for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,500 shares annually. Terms of the Directors' Plan are similar to the terms of the Employee Plan and as of March 31, 1994 options for 42,000 shares at an average of $20.72 per share had been granted. There are 26,250 options exercisable as of March 31, 1994.

   Item 2 - Management's Discussion And Analysis Of Results Of Operations And Financial Condition

   Recent Events

       The Company's earnings improved in the first quarter of 1994 as most of its newspapers reported increased revenues. Quarterly results benefitted from Easter advertising which occurred predominately in the first quarter of 1994 versus the second quarter 1993.

       First quarter earnings also reflect a pretax charge of $768,000 for closing many of the Company's Senior Spectrum tabloids which served readers over age 55. Two Sacramento area weekly tabloids will continue to be published. However, monthly tabloids outside of the Sacramento area were not profitable as advertisers, pressured by the recent recession, reduced expenditures in niche publications.

   First Quarter 1994 Compared to 1993

       Earnings improved 23.7% to $5.9 million over first quarter 1993, largely reflecting higher advertising rates and the shift in Easter advertising to March 1994 versus April 1993. The quarter also benefitted by improvement in national and classified categories of advertising.

       The 3.6% increase in advertising revenues, up to $83.8 million from $81.0 million in the 1993 first quarter, is attributable to advertising rate increases in January and February at six of the Company's seven largest daily newspapers and, to a lesser degree, to increased in advertising activity.

       At the Company's seven largest newspapers (generating in excess of 90% of advertising revenues) full run "run-of-press" (ROP) advertising linage, which is found in the body of a newspaper and is the source of a majority of newspaper advertising revenues, declined 0.2%. Part run ROP linage, found in zoned editions of the newspapers targeted to specific areas of a community, declined 2.5% while ROP linage in total market coverage products, distributed to nonsubscribers, increased 14.1%. The number of preprinted advertisements distributed through the Company's seven largest newspapers increased 5.7%. Advertising linage in the Company's 13 other newspapers increased 10.3%.

       Circulation revenues increased 1.2% to $21.2 million. This increase is largely attributable to the increase in the number of subscribers to the Company's newspapers. Company-wide average paid circulation increased 1.7% for daily and 1.8% for Sunday newspapers over the 1993 quarter. Circulation rates were generally flat as many of the Company's newspapers decided not to raise subscription rates in a recessionary environment.

       Additional commercial printing was the major factor in the 15.5% increase in other revenues.

       Operating expenses increased 2.7%. However excluding the Spectrum charge (which affected a number of cost components as discussed below) expenses increased 1.9%.

       Compensation costs increased 1.0%. Reduced personnel partially offset wage rate increases ranging between 2% and 3%. Newsprint and supplements increased 3.7% due largely to increased usage from growth in newspaper subscribers and increased advertising linage, while other operating expenses increased 3.2%. Excluding Spectrum closing costs, other operating expenses increased 1.6%. Depreciation and amortization increased 9.9% due mostly to greater depreciation of equipment at The Sacramento Bee and the writedown of certain Spectrum intangibles.

       Earnings also benefitted from greater investment income and smaller losses from the Ponderay newsprint mill joint venture. While newsprint prices remain low, the mill has improved operating efficiencies and cut costs to reduce its losses.

       The tax rate remained unchanged from the first quarter 1993. Pursuant to tax legislation enacted in July 1993, the federal tax rate increased from 34% to 35%, however, this increase was partially offset in 1994 by the deductibility of previously nondeductible intangibles. See note 4 to the consolidated financial statements. An adjustment was made in the third quarter of 1993 to raise the federal rate to 35% for the first two quarters of 1993, as the July rate increase was retroactive to the beginning of the year.


   Liquidity & Capital Resources

       The Company's cash and cash equivalent position improved $13.7 million from year-end 1993 to $56.0 million at March 31, 1994. While $25.1 million of cash was generated by operations, a portion of the funds were used for capital expenditures, contributions to Ponderay newsprint mill and to pay dividends. Capital expenditures are projected to be $38.3 million in 1994.

       The Company has a partnership interest in a newsprint mill which is expected to incur losses over the next several years assuming newsprint prices remain depressed. The Company presently intends, when necessary, to contribute funds to help finance its share of these losses. See notes 2 and 8 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

       On May 5, 1994 the Company filed Amendment No. 2 to Form S-3 with the Securities and Exchange Commission registering 1,375,000 shares of Class A common stock to be sold by the Company and certain selling stockholders in a combined primary and secondary offering to the public. Selling shareholders converted 625,000 shares of Class B common to Class A common stock to be sold in the offering.

       See note 3 for a discussion of the Company's long-term obligations.

       Management is of the opinion that operating cash flow and cash and cash equivalent balances are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


   PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings - None

   Item 2.   Changes in Securities - None

   Item 3.   Default Upon Senior Securities - None

   Item 4.   Submission of Matters to a Vote of Security Holders - None

   Item 5.   Other Information - None

   Item 6.   Exhibits and Reports on Form 8-K:

             A current report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 1994 to report unaudited first quarter 1994 financial results.





                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      McClatchy Newspapers, Inc.
                                             Registrant



   Date:  May 9, 1994                 /s/ James P. Smith
                                      James P. Smith
                                      Vice President,
                                      Finance and Treasurer