Form 10-Q
period 1994-06-30
MCCLATCHY NEWSPAPERS INC
filed 1994-08-09
CIK 822043

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the quarterly period ended June 30, 1994


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


                      2100 "Q" Street, Sacramento, CA 95816
                     (Address of principal executive offices)


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

   The number of shares of each class of common stock outstanding as of August 8, 1994:

             Class A Common Stock                6,484,084
             Class B Common Stock
                                                23,386,789


                                     1 of 18

                            McCLATCHY NEWSPAPERS, INC.

                                INDEX TO FORM 10-Q





                                                                Page
   Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements:

          Consolidated Balance Sheet - June 30, 1994
             (unaudited) and December 31, 1993                   3

          Consolidated Statement of Income for the
             Three Months and Six Months Ended
             June 30, 1994 and 1993 (unaudited)                  5

          Consolidated Statement of Cash Flows for
             the Six Months Ended June 30, 1994
             and 1993 (unaudited)                                6

          Consolidated Statement of Stockholders'
             Equity for the Period from January 1,
             1993 to June 30, 1994 (unaudited)                   7

          Notes to Consolidated Financial Statements
             (unaudited)                                         8

      Item 2 - Management's Discussion and Analysis of
          Results of Operations and Financial Condition         16

   Part II - OTHER INFORMATION                                  18

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                      ASSETS

                                         June 30,        December 31,

                                           1994              1993
                                        (Unaudited)
    Current assets:
    Cash and cash equivalents            $  59,911         $  42,326
    Short-term investments                  21,521
    Trade receivables (less
      allowances of $1,977 in
      1994 and $1,757 in 1993)              48,164            47,859
    Other receivables                        1,043             1,456
    Newsprint, ink and other
      inventories                            7,749            10,033
    Deferred income taxes                   10,808             9,672
    Other current assets                     2,170             1,843
      Total current assets                 151,366           113,189

    Property, plant and equipment:

    Land                                    18,626            18,057
    Buildings and improvements             120,020           120,753
    Equipment                              292,821           282,082
    Construction in progress                16,677            15,893
      Total                                448,144           436,785
    Accumulated depreciation              (177,243)         (166,460)
      Net property, plant and
         equipment                         270,901           270,325

    Intangibles - net                      119,751           124,662

    Investment in newsprint mill
      partnership                            3,542             3,977

    Other assets                            11,458            13,010

    Total assets                         $ 557,018         $ 525,163



                  See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                       (In thousands, except share amounts)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,        December 31,

                                          1994              1993
                                       (Unaudited)
    Current liabilities:
    Accounts payable                   $    8,906         $  14,043
    Accrued compensation                   28,195            26,324
    Income taxes                            4,401             1,117
    Unearned revenue                       11,564            10,560
    Carrier deposits                        3,239             3,055
    Other accrued liabilities               8,271             8,281
      Total current liabilities            64,576            63,380

    Long-term obligations                  14,781            14,213

    Deferred income taxes                  61,340            64,047

    Commitments and contingencies
      (note 8)

    Stockholders' equity:
    Common stock $.01 par value:
      Class A - authorized
      50,000,000 shares, issued
      6,456,153 in 1994 and
      5,100,450 in 1993                        64                51
      Class B - authorized
      30,000,000 shares, issued
      23,386,789 in 1994 and
      24,503,789 in 1993                      234               238
    Additional paid-in capital             60,041            39,472
    Retained earnings                     356,353           344,133
    Treasury stock, 20,000 Class
      A shares in 1994 and 1993
      and 750,000 Class B shares
      in 1993                                (371)             (371)
      Total stockholders' equity          416,321           383,523

    Total liabilities and
      stockholders' equity              $ 557,018         $ 525,163



                  See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share amounts)

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1994         1993      1994         1993
                                 (Unaudited)             (Unaudited)
    Revenues - net:
    Advertising           $  92,978    $  88,626   $176,807     $169,581
    Circulation              21,196       20,870     42,390       41,819
    Other                     4,469        3,962      8,370        7,340
     Total                  118,643      113,458    227,567      218,740

    Operating expenses:
    Compensation             50,879       50,282    101,077       99,974
    Newsprint and
     supplements             15,866       15,409     30,574       29,598
    Depreciation and
     amortization             9,511        8,742     19,031       17,407
    Other operating
     expenses                21,845       22,063     44,738       44,253
     Total                   98,101       96,496    195,420      191,232

    Operating income         20,542       16,962     32,147       27,508

    Nonoperating
    expenses (income):
    Interest expense              2           28          5           75
    Interest income            (610)         (67)      (964)         (74)
    Partnership losses        1,500        1,450      3,000        3,250
    Other - net                  11           74         31          338
     Total                      903        1,485      2,072        3,589

    Income before
     income tax
     provision               19,639       15,477     30,075       23,919
    Income tax
     provision                8,622        6,963     13,161       10,637

    Net income            $  11,017     $  8,514   $ 16,914     $ 13,282

    Net income per
     common share         $    0.37     $   0.30   $   0.58     $   0.46

    Weighted average
     number of common
     shares                  29,512       28,829     29,232       28,833


                  See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                       Six Months Ended June 30,

                                           1994            1993
                                                (Unaudited)
    Cash provided (used) by
      operating activities:
    Net income                          $ 16,914         $ 13,282
    Reconciliation to net cash
      provided:
      Depreciation and amortization       19,112           17,502
      Partnership losses                   3,000            3,250
      Changes in certain assets and
         liabilities - net                 3,261            6,162
      Other                               (1,350)           2,781
    Net cash provided by operating
      activities                          40,937           42,977

    Cash provided (used) by
    investing
      activities:
    Purchase of short-term
    investments                          (21,521)
    Purchase of property, plant and
      equipment                          (15,127)         (16,325)
    Investment in newsprint mill
      partnership                         (2,565)          (2,363)
    Other - net                              (15)              59
    Net cash used by investing
      activities                         (39,228)         (18,629)

    Cash provided (used) by
      financing activities:
    Proceeds from public offering         20,010
    Repayment of long-term debt                           (10,072)
    Payment of cash dividends             (4,694)          (3,599)
    Other                                    560              564
    Net cash provided (used) by
      financing activities                15,876          (13,107)

    Net change in cash and cash
      equivalents                         17,585           11,241

    Cash and cash equivalents,
      beginning of year                   42,326            8,658

    Cash and cash equivalents,
      end of period                    $  59,911         $ 19,899

    Other cash flow information:
    Cash paid during the period
      for:
      Interest (net of amount
         capitalized)                  $      16         $    126
      Income taxes (net of refunds)       11,971            6,741

                  See notes to consolidated financial statements

                                        McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                            (In thousands, except share and per share amounts)

                                            Par Value        Additional             Treasury
                                         Class A   Class B     Paid-In   Retained     Stock
                                          Common    Common     Capital   Earnings    At Cost   Total
    Balances, December 31, 1992              $46     $242       $38,272  $320,110     $(371)   $358,299
    Net income (6 months)                                                  13,282               13,282
    Dividends paid ($.125 per share)                                       (3,599)              (3,599)
    Conversion of 100,000 Class B to
     Class A                                   1       (1)
    Issuance of 35,000 Class A under
     employee stock plans                                           564                            564

    Balances, June 30, 1993                   47      241        38,836   329,793      (371)   368,546
    Net income (6 months)                                                  18,516               18,516
    Dividends paid ($.145 per share)                                       (4,176)              (4,176)
    Conversion of 343,000 Class B to
     Class A                                   3       (3)
    Issuance of 37,080 Class A under
     employee stock plans                      1                    636                            637

    Balances, December 31, 1993               51      238        39,472   344,133      (371)   383,523
    Net income (6 months)                                                  16,914               16,914
    Dividends paid ($.16 per share)                                        (4,694)              (4,694)
    Conversion of 367,000 Class B to
     Class A                                   4       (4)
    Issuance of 956,250 Class A to
     public                                    9                 20,001                         20,010
    Issuance of 32,453 Class A under
     employee stock plans                                           568                            568

    Balances, June 30, 1994                  $64     $234       $60,041  $356,353     $(371)  $416,321

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

      Short-term investments consist of certificates of deposit maturing through September 15, 1994 and will be held to maturity.

      Concentrations of credit risks - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents, short-term investments and trade accounts receivables. Cash and cash equivalents and short-term investments are placed with various high-credit-quality institutions and are currently invested in the highest rated commercial paper, certificates of deposit and government securities. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

      Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $1,828,000 at June 30, 1994 and $1,460,000 at December 31, 1993.

      Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For three months and six months ended June 30, 1994 and 1993 such interest was nominal.

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

      Earnings per share are based on the weighted average number of outstanding shares of common stock and common stock equivalents (stock options). In May 1994, the number of outstanding shares increased by 956,250 shares as a result of a stock offering to the public. See note 9.


   2. INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

      A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in the State of Washington. The Company has guaranteed certain debt (see note 8) and has committed to take 28,400 metric tons of annual production on a "take-if-tendered" basis until March 1, 2001. The Company purchased $6,007,308 and $5,789,000 of newsprint from Ponderay in the six months ended June 30, 1994 and 1993, respectively. For the three months ended June 30, Ponderay net revenues and net losses were $23,862,000 and $10,597,000 in 1994 and $23,551,000 and $11,220,000 in 1993. For the
   six months ended June 30, net revenues and net losses were $46,980,000 and $22,153,000 in 1994 and $45,808,000 and $24,104,000 in 1993.

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   3. LONG-TERM OBLIGATIONS

      Long-term obligations consist of (in thousands):

                                            June 30,       December 31,
                                             1994              1993
    Long-term debt:
       Installment note                                      $     60
       Less current portion                                        60
       Total long-term debt                                        -

    Postretirement benefits
       obligation                           $  9,592            9,142

    Other long-term obligations                5,189            5,071

    Total long-term obligations             $ 14,781         $ 14,213

    Long-term obligations mature as follows (in thousands):

    Year Ending June 30,
    1996                                  $  1,065
    1997                                       744
    1998                                       517
    1999                                       329
    Thereafter                              12,126

    Total                                 $ 14,781

      The Company has an outstanding letter of credit for $5,860,000.

      Other long-term obligations consist primarily of deferred compensation and supplemental retirement benefits.

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   4. INCOME TAX PROVISIONS

      Income tax provisions consist of (in thousands):

                         Three Months Ended          Six Months Ended
                              June 30,                   June 30,
                            1994       1993         1994        1993
    Current:
      Federal              $ 7,178    $ 4,457      $14,660     $ 7,157
      State                  1,551      1,039        2,344       1,611

    Deferred:
      Federal                  (15)     1,359       (3,723)      1,717
      State                    (92)       108         (120)        152

    Income tax
      provision            $ 8,622    $ 6,963      $13,161     $10,637


      Deferred income tax provisions result from (in thousands):

    Depreciation and
      amortization         $   898    $   981      $(2,435)    $ 1,389
    Partnership losses        (171)       655         (268)        928
    State taxes               (212)       144         (285)         (3)
    Deferred
       compensation           (723)      (503)      (1,013)       (718)
    Other                      101        190          158         273

    Total                  $  (107)   $ 1,467      $(3,843)    $ 1,869


      The effective tax rate and the statutory federal income tax rate are reconciled as follows:


    Statutory rate            35.0%      34.0%        35.0%       34.0%
    State taxes, net of
      federal benefit          5.0        4.9          5.5         4.9
    Amortization of
      intangibles              2.8        4.1          2.8         4.0
    Other                      1.0        2.0           .6         1.6

    Effective rate            43.8%      45.0%        43.9%       44.5%


                        McCLATCHY NEWSPAPERS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

    4.   INCOME TAX PROVISIONS - Continued


       The components of deferred taxes recorded in the Company's
    Balance Sheet on June 30, 1994 and December 31, 1993 are (in thousands):

                                                     1994       1993
    Depreciation and amortization                 $ 43,082    $ 45,517
    Partnership losses                              10,703      10,971
    Deductible deposits                              3,954       3,954
    State taxes                                      1,404       1,689
    Deferred compensation                          (12,334)    (11,321)
    Other                                            3,723       3,565

       Deferred tax liability (net of $10,808
       in 1994 and $9,672 in 1993 reported as
       current assets)                            $ 50,532    $ 54,375

       See note 8 for a discussion of tax assessments.


   5.   INTANGIBLES

      Intangibles consist of (in thousands):

                                       June 30,      December 31,
                                         1994            1993
    Identifiable intangible assets,   $ 130,086        $ 132,881
      primarily customer lists
    Excess purchase prices over
      identifiable intangible
      assets                             64,456           64,560
      Total                             194,542          197,441
    Less accumulated amortization        74,791           72,779

    Intangibles - net                 $ 119,751        $ 124,662


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

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   6.   EMPLOYEE BENEFIT PLANS - Continued

      Expenses of these plans for the three months ended June 30, 1994 and 1993 were $1,480,000 and $1,441,000, respectively. Expenses for the six months then ended were $2,888,000 and $2,767,000 in 1994 and 1993, respectively.

      The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months then ended June 30, 1994 and 1993 were $972,000 and $850,000, respectively.
   Contributions for the six months then ended were $1,940,000 and $1,685,000 in 1994 and 1993, respectively.

      The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended June 30, 1994 and 1993, postretirement benefit expenses were $225,000, and for the six months then ended were $450,000.


   7.   CASH FLOW INFORMATION

      Cash provided or used by operations in the six months ended June 30, 1994 and 1993 was affected by changes in certain current assets and liabilities as follows (in thousands):


                                          1994            1993

    Increase (decrease) in assets:
    Receivables                        $   (108)        $ (2,563)
    Inventories                          (2,284)           1,379
    Other current assets                    327              322
      Total                              (2,065)            (862)

    Increase (decrease) in
      liabilities:
    Accounts payable                     (5,137)              43
    Accrued compensation                  1,871           (1,581)
    Income taxes                          3,284            5,069
    Other current liabilities             1,178            1,769
      Total                               1,196            5,300

    Net cash increase from changes
      in current assets and
      liabilities                      $  3,261         $  6,162


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


   9.   COMMON STOCK AND STOCK PLANS

      On May 9, 1994 the Company filed a Form S-3 with the Securities and Exchange Commission registering 1,375,000 (before over-allotments) shares of Class A common stock which were sold by the Company and certain stockholders in a combined primary and secondary offering to the public. Selling shareholders converted 625,000 shares of Class B common to Class A common stock which were sold in the offering. The Company converted 750,000 Class B shares held in treasury to Class A shares and sold them, along with an additional 206,250 Class A shares to cover over-allotments in the offering. As a result of the offering, the number of outstanding common shares increased by 956,250.

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

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   9.  COMMON STOCK AND STOCK PLANS - Continued

       The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of June 30, 1994, 415,971 shares of Class A common stock have been issued under the Purchase Plan.

       The Company's 1987 Stock Option Plan (the Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Employee Plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances. At June 30, 1994 there were 563,800 options outstanding to purchase Class A common stock at an average price of $18.77 per share. There are 304,975 options exercisable and 650 shares are available for future awards.

       On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan reserving 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the Employee Plan and no shares have been granted under the new plan.

       In July 1990, the Company adopted a stock option plan for outside (nonemployee) directors (the Directors' Plan) providing for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,500 shares annually. Terms of the Directors' Plan are similar to the terms of the Employee Plan and as of June 30, 1994 options for 55,500 shares at an average of $21.15 per share had been granted. There are 26,250 options exercisable as of June 30, 1994.

   Item 2 - Management's Discussion And Analysis Of Results Of Operations And Financial Condition

   Recent Events

       On May 9, 1994 the Company filed a Form S-3 with the Securities and Exchange Commission registering 1,375,000 (before over-allotments) shares of Class A common stock which were sold by the Company and certain stockholders in a combined primary and secondary offering to the public. Selling shareholders converted 625,000 shares of Class B common to Class A common stock which were sold in the offering. The Company converted 750,000 Class B shares held in treasury to Class A shares and sold them, along with an additional 206,250 Class A shares to cover over-allotments in the offering. As a result of the offering, the number of outstanding common shares increased by 956,250.

   Second Quarter Comparisons

       Led by the Company's three Bee newspapers in Sacramento, Fresno and Modesto, California, earnings increased 29.4% to $11.0 million in the second quarter of 1994. An improving economy in Northern California, coupled with continued cost controls throughout the Company, produced record second quarter earnings.

       Total revenues increased 4.6% to $118.6 million. Advertising revenues increased 4.9% to $93.0 millon and circulation revenues were up 1.6% to $21.2 million.

       The improvement in advertising revenues reflects rate increases at six of the Company's seven largest newspapers in January and February 1994 and, to a lesser degree, an increase in advertising activity. Additionally, these seven newspapers generate in excess of ninety percent of advertising revenues and for the first time since 1992 reported a quarterly increase in combined full run "run-of-press" (ROP) advertising linage. Full run ROP advertising, found inside of the newspaper and the major contributor to advertising revenues, increased 1.3% over the 1993 quarter. Increased classified advertising, particularly employment and automotive advertising in the California newspapers, offset declines in retail advertising.

       In other categories of advertising, part-run ROP linage, found in zoned editions of newspapers, increased 4.4% and linage in total market coverage
   (TMC) products distributed to nonsubscribers increased 4.2%. The number of preprinted advertisements distributed (inserted into the newspapers) increased 8.4%.

       The increase in circulation revenues is primarily volume driven as most of the Company's newspapers decided to forgo price increases to subscribers in 1994. On a combined basis the number of daily subscribers (average paid circulation) increased 1.4% over the 1993 quarter and Sunday increased 1.6%.

       Other revenues increased 12.8% due primarily to increased commercial printing.

       With continued emphasis on cost controls throughout the Company, operating expenses were held to a 1.7% increase over second quarter 1993. Compensation increased 1.2% representing a 0.7% increase in salaries and a 2.9% increase in the cost of fringe benefits. Reductions in headcounts have generally offset wage rate increases of 2% to 3%. Newsprint and supplement costs increased 3.0% due primarily to greater newsprint usage stemming from greater advertising volumes and circulation growth. Depreciation and amortization were up 8.8%, primarily due to greater depreciation on inserting equipment at The Sacramento Bee, and other operating expenses declined 1.0% as cost savings programs offset the impact of inflation.

       Nonoperating expenses declined $582,000 due primarily to higher interest income earned on cash equivalents and short term investments.

       The effective tax rate was 43.9% compared to 45.0% in the 1993 quarter. See note 4 to the consolidated financial statements.

   Six Month Comparisons

       Earnings in the six month period ending June 30, 1994 were $16.9 million, up 27.3% over 1993 earnings of $13.3 millon and were generally affected by the same factors discussed in the second quarter comparisons.

       Net revenues increased 4.0% to $227.6 million including a 4.3% increase in advertising revenues to $176.8 million and a 1.4% increase in circulation revenues to $42.4 million.

       Advertising volumes began gaining momentum in March and continued through June 1994. At the seven largest daily newspapers linage and preprint volumes increased as follows: full run ROP up 0.6%, part-run ROP up 1.2%, TMC linage increased 8.6% and the number of preprints distributed gained 7.1%.

       The number of daily newspaper subscribers increased 1.6% over 1993 and Sunday subscribers were up 1.7%.

       Operating expenses increased 2.2% over 1993 and include a charge of $768,000 to close most of the Company's Senior Spectrum tabloids which served readers over age 50. Excluding this charge operating expenses increased 1.8% and were generally affected by those factors discussed in the second quarter comparisons.

       Nonoperating expenses declined $1.5 million from 1993. Interest income earned on cash equivalents and short-term investments increased $900,000 and the Company's share of losses from the Ponderay newsprint mill declined $250,000. Given the Company's higher cash and investment balances, and a recent increase in newsprint prices, the improving trends in investment income and Ponderay losses are expected to continue through the remainder of 1994.

       See note 4 to the consolidated financial statements for a discussion of the effective tax rates of 43.8% in 1994 and 44.5% in 1993.

   Liquidity & Capital Resources

       The Company generated $40.9 million of cash from operations and received $20.0 million in proceeds from the May 9, 1994 offering discussed above. Cash was partially used to purchase short-term investments of $21.5 million, purchase plant and equipment of $15.1 million and to fund advances to Ponderay and dividends to stockholders. Total expenditures for property, plant and equipment in 1994 are expected to approximate $38.0 million.

       The Company has a partnership interest in a newsprint mill (Ponderay) which is expected to incur losses over the next several years. These losses are expected to diminish as, and if, newsprint prices increase. The Company presently intends, when necessary, to contribute funds to help finance its share of these losses. See notes 2 and 8 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

       See note 3 for a discussion of the Company's long-term obligations.

       Management is of the opinion that operating cash flow, cash and cash equivalent balances and short-term investments are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


   PART II - OTHER INFORMATION

   Item 1.        Legal Proceedings - None

   Item 2.        Changes in Securities - None

   Item 3.        Default Upon Senior Securities - None

   Item 4.        Submission of Matters to a Vote of Security Holders:

      The Annual meeting of Stockholders of McClatchy Newspapers, Inc. was held on May 18, 1994 and stockholders of record on March 21, 1994 approved all matters submitted for voting as follows:

                                   Votes

                                For     Withheld

    Election of Directors
    of the Board:


    Nominees for Class A
       Directors voted by
       Class A stockholders:


    Joan F. Lane             4,127,969    21,429
    S. Donley Ritchey, Jr.   4,127,635    21,763
    William M. Roth          4,127,656    21,742
    Frederick R. Ruiz        4,059,869    89,529

    Nominees for Class B
       Directors voted by
       Class B
       stockholders:

    William K. Coblentz     21,459,548        0
    Booth Gardner           21,459,548        0
    William L. Honeysett    21,459,548        0
    Betty Lou Maloney       21,459,548        0
    James B. McClatchy      21,459,548        0
    William E. McClatchy    21,459,548        0
    Erwin Potts             21,459,548        0
    James P. Smith          21,459,548        0
    H. Roger Tatarian       21,459,548        0

                                              Votes

                                                                 Broker
                                                                   Non-
                                For     Against   Abstentions     Votes
    Adoption of McClatchy
    Newspapers, Inc.
    Employee Stock Option
    Plan to reserve
    650,000 Class A
    shares for issuance
    to key employees.       21,753,292   55,762         9,007    56,427

    Ratification of
    appointment of
    Deloitte & Touche as
    the Company's
    independent auditors    21,486,883      389       387,216         0
    for 1994.


   Item 5.        Other Information - None

   Item 6.        Exhibits and Reports on Form 8-K - None






                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      McClatchy Newspapers, Inc.
                                             Registrant



   Date:  August 8, 1994              /s/ James P. Smith
                                      James P. Smith
                                      Vice President,
                                      Finance and Treasurer