Form 10-Q
period 1994-09-30
MCCLATCHY NEWSPAPERS INC
filed 1994-11-04
CIK 822043

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 1994


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

   The number of shares of each class of common stock outstanding as of November 4, 1994:

             Class A Common Stock                          6,618,022
             Class B Common Stock                         23,276,789


                                     1 of 19
                            McCLATCHY NEWSPAPERS, INC.

                                INDEX TO FORM 10-Q





                                                                Page
   Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements:

          Consolidated Balance Sheet - September 30, 1994
             (unaudited) and December 31, 1993                   3

          Consolidated Statement of Income for the
             Three Months and Nine Months Ended
             September 30, 1994 and 1993 (unaudited)             5

          Consolidated Statement of Cash Flows for
             the Nine Months Ended September 30, 1994
             and 1993 (unaudited)                                6

          Consolidated Statement of Stockholders'
             Equity for the Period from January 1,
             1993 to September 30, 1994 (unaudited)              7

          Notes to Consolidated Financial Statements
             (unaudited)                                         8

      Item 2 - Management's Discussion and Analysis of
          Results of Operations and Financial Condition         16

   Part II - OTHER INFORMATION                                  19
   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                      ASSETS

                                     September 30,     December 31,

                                          1994             1993
                                       (Unaudited)
    Current assets:
    Cash and cash equivalents         $    84,829       $   42,326
    Short-term investments                  9,903
    Trade receivables (less
      allowances of $1,961 in
      1994 and $1,757 in 1993)             47,180           47,859

    Other receivables                       8,535            1,456
    Newsprint, ink and other
      inventories                           8,405           10,033
    Deferred income taxes                  11,427            9,672
    Other current assets                    2,840            1,843
      Total current assets                173,119          113,189

    Property, plant and
      equipment:
    Land                                   18,680           18,057
    Buildings and improvements            120,053          120,753
    Equipment                             295,592          282,082
    Construction in progress               20,895           15,893
      Total                               455,220          436,785
    Accumulated depreciation             (180,301)        (166,460)
      Net property, plant and
         equipment                        274,919          270,325

    Intangibles - net                     117,471          124,662

    Investment in newsprint
      mill partnership                      3,347            3,977

    Other assets                              855           13,010

    Total assets                        $ 569,711        $ 525,163



                  See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                       (In thousands, except share amounts)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,      December 31,

                                          1994              1993
                                       (Unaudited)
    Current liabilities:
    Accounts payable                   $   14,810         $  14,043
    Accrued compensation                   30,816            26,324
    Income taxes                            3,626             1,117
    Unearned revenue                       11,628            10,560
    Carrier deposits                        3,313             3,055
    Other accrued liabilities               9,228             8,281
      Total current liabilities            73,421            63,380

    Long-term obligations                  15,082            14,213

    Deferred income taxes                  50,738            64,047

    Commitments and
      contingencies (note 8)

    Stockholders' equity:
    Common stock $.01 par
      value:
      Class A - authorized
      50,000,000 shares, issued
      6,624,309 in 1994 and
      5,100,450 in 1993                        66                51
      Class B - authorized
      30,000,000 shares, issued
      23,276,789 in 1994 and
      24,503,789 in 1993                      233               238
    Additional paid-in capital             61,014            39,472
    Retained earnings                     369,528           344,133
    Treasury stock, 20,000
      Class A shares in 1994
      and 1993 and 750,000
      Class B shares in 1993                 (371)             (371)
      Total stockholders'
        equity                            430,470           383,523

    Total liabilities and
      stockholders' equity              $ 569,711         $ 525,163



                  See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share amounts)

                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                               1994        1993       1994        1993
                                 (Unaudited)             (Unaudited)
    Revenues - net:
    Advertising            $  91,326   $  86,450    $268,133    $256,031
    Circulation               21,224      20,901      63,614      62,720
    Other                      4,548       3,931      12,918      11,271
     Total                   117,098     111,282     344,665     330,022

    Operating expenses:
    Compensation              51,344      49,976     152,421     149,950
    Newsprint and
     supplements              17,087      14,970      47,661      44,568
    Depreciation and
     amortization              9,451       8,761      28,482      26,168
    Other operating
     expenses                 21,916      21,179      66,654      65,432
     Total                    99,798      94,886     295,218     286,118

    Operating income          17,300      16,396      49,447      43,904

    Nonoperating
     expenses
     (income):
    Interest expense               1          26           6         101
    Investment income           (971)       (146)     (1,935)       (220)
    Partnership losses         1,005       1,300       4,005       4,550
    Other - net                   14          (5)         45         333
     Total                        49       1,175       2,121       4,764

    Income before
     income tax
     provision                17,251      15,221      47,326      39,140
    Income tax
     provision                 1,535       7,880      14,696      18,517

    Net income             $  15,716    $  7,341    $ 32,630    $ 20,623

    Net income per
     common share          $    0.53    $   0.25    $   1.11    $   0.72

    Weighted average
     number of common
     shares                   29,949      28,864      29,469      28,843

                  See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                        Nine Months Ended September 30,

                                              1994              1993
                                                     (Unaudited)
    Cash provided (used) by
      operating activities:
    Net income                             $ 32,630           $ 20,623
    Reconciliation to net cash
      provided:
      Depreciation and amortization          28,598             26,308
      Deferred taxes                        (15,064)             4,040
      Changes in certain assets and
         liabilities - net                   17,551              9,127
      Partnership losses                      4,005              4,550
      Other                                    (155)                 6
    Net cash provided by operating
      activities                             67,565             64,654

    Cash provided (used) by
      investing activities:
    Proceeds from short-term
      investments                            21,521
    Purchase of short-term
      investments                           (31,424)
    Purchase of property, plant and
      equipment                             (26,808)           (24,192)
    Investment in newsprint mill
      partnership                            (3,375)            (2,903)
    Other - net                                 707                 80
    Net cash used by investing
      activities                            (39,379)           (27,015)

    Cash provided (used) by
      financing activities:
    Proceeds from public offering            20,001
    Repayment of long-term debt                                (10,072)
    Payment of cash dividends                (7,235)            (5,685)
    Other                                     1,551                880
    Net cash provided (used) by
      financing activities                   14,317            (14,877)

    Net change in cash and cash
      equivalents                            42,503             22,762

    Cash and cash equivalents,
      beginning of year                      42,326              8,658

    Cash and cash equivalents,
      end of period                       $  84,829           $ 31,420

    Other cash flow information:
    Cash paid during the period for:
      Interest (net of amount
         capitalized)                     $       16          $    139
      Income taxes (net of refunds)           22,390            12,541

                  See notes to consolidated financial statements

                                        McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                            (In thousands, except share and per share amounts)
                                            Par Value         Additional            Treasury
                                         Class A   Class B      Paid-In   Retained    Stock

                                          Common    Common      Capital   Earnings   At Cost   Total

    Balances, December 31, 1992              $46     $242        $38,272  $320,110    $(371)  $358,299

    Net income (9 months)                                                  20,623               20,623
    Dividends paid ($.1975 per
     share)                                                                (5,685)              (5,685)
    Conversion of 118,000 Class B
     to Class A                                1       (1)
    Issuance of 54,645 Class A
     under employee stock plans                1                     899                           900


    Balances, September 30, 1993              48      241         39,171               (371)   374,137
                                                                          335,048
    Net income (3 months)                                                  11,175               11,175
    Dividends paid ($.0725 per                                             (2,090)              (2,090)
     share)
    Conversion of 325,000 Class B
     to Class A                                3       (3)
    Issuance of 17,435 Class A
     under employee stock plans                                      301                           301


    Balances, December 31, 1993               51      238         39,472  344,133      (371)   383,523
    Net income (9 months)                                                  32,630               32,630
    Dividends paid ($.245 per
     share)                                                                (7,235)              (7,235)
    Conversion of 477,000 Class B
     to Class A                                5       (5)
    Issuance of 956,250 Class A to
     public                                    9                  19,992                        20,001
    Issuance of 90,609 Class A
     under employee stock plans                1                   1,550                         1,551


    Balances, September 30, 1994             $66     $233        $61,014  $369,528    $(371)  $430,470

   /TABLE

                              See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   1. SIGNIFICANT ACCOUNTING POLICIES

      McClatchy Newspapers, Inc. (the Company) and its subsidiaries are engaged primarily in the publication of newspapers.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries except for the following:

   - Recording of $768,000 of costs associated with the closure of the Company's monthly Senior Spectrum tabloids in March 1994,

   - Recording of a $5,134,000 credit to the tax provision in September 1994 related to the settlement of tax assessments (see note 4), and

   - Recording of a $1,088,000 charge to the tax provision in July 1993 related to retroactive adjustments for 1993 tax legislation (see note
      4).

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

      Short-term investments consist of a certificate of deposit of $4,910,000 maturing on January 25, 1995 which will be held to maturity and is valued at amortized cost, and a treasury note of $4,992,969 maturing on July 31, 1996 which is available for sale and is recorded at cost which approximates market value.

      Concentrations of credit risks - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents, short-term investments and trade accounts receivables.
   Cash and cash equivalents and short-term investments are placed with various high-credit-quality institutions and are invested in the highest rated commercial paper, certificates of deposit and government securities.
   Accounts receivable are with customers located primarily in the immediate area of each city of publication.  The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the
   Company's concentration of risk with respect to trade accounts receivable.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   1. SIGNIFICANT ACCOUNTING POLICIES - Continued

      Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $2,289,000 at September 30, 1994 and $1,460,000 at December 31, 1993.

      Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For three months and six months ended September 30, 1994 and 1993 such interest was nominal.

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

      Earnings per share are based on the weighted average number of outstanding shares of common stock and common stock equivalents (stock options). In May 1994, the number of outstanding shares increased by 956,250 shares as a result of a stock offering to the public.
   See note 9.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   2. INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

      A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in the State of Washington. The Company has guaranteed certain debt (see note 8) and has committed to take 28,400 metric tons of annual production on a "take-if-tendered" basis until March 1, 2001. The Company purchased $9,167,000 and $8,925,000 of newsprint from Ponderay in the nine months ended September 30, 1994 and 1993, respectively. For the three months ended September 30, Ponderay net revenues and net losses were $25,368,000 and $8,641,000 in 1994 and $23,603,000 and $10,409,000 in 1993.
   For the nine months ended September 30, net revenues and net losses were $72,348,000 and $30,794,000 in 1994 and $69,411,000 and $34,513,000 in 1993.


   3. LONG-TERM OBLIGATIONS

      Long-term obligations consist of (in thousands):

                                    September 30,      December 31,
                                         1994              1993
    Long-term debt:
       Installment note                                  $     60
       Less current portion                                    60
       Total long-term debt                                    -

    Postretirement benefits
       obligation                       $  9,744            9,142

    Other long-term
       obligations                         5,338            5,071

    Total long-term
       obligations                      $ 15,082         $ 14,213

    Long-term obligations mature as follows (in thousands):

    Year Ending September 30,
    1996                                  $  1,065
    1997                                       788
    1998                                       611
    1999                                       479
    Thereafter                              12,139

    Total                                 $ 15,082

      The Company has an outstanding letter of credit for $4,861,000.

      Other long-term obligations consist primarily of deferred compensation and supplemental retirement benefits.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   4. INCOME TAX PROVISIONS

      Income tax provisions consist of (in thousands):

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                                  1994       1993         1994       1993
    Current:
      Federal                   $  7,960    $ 4,754     $ 22,620    $11,911
      State                        4,796        955        7,140      2,566

    Deferred:
      Federal                    (11,283)     2,084      (15,006)     3,801
      State                           62         87          (58)       239

    Income tax provision        $  1,535    $ 7,880     $ 14,696    $18,517


      Deferred income tax provisions result from (in thousands):

    Depreciation and
      amortization              $ (3,759)   $ 2,006     $ (6,194)   $ 3,395
    Partnership losses              (327)       804         (595)     1,732
    State taxes                     (509)        71         (794)        68
    Deferred compensation         (1,299)      (827)      (2,312)    (1,545)
    Deductible deposits           (3,954)                 (3,954)
    Other                         (1,373)       117       (1,215)       390

    Total                       $(11,221)   $ 2,171     $(15,064)   $ 4,040

      The effective tax rate and the statutory federal income tax rate are reconciled as follows:

    Statutory rate                  35.0%      35.0%        35.0%      35.0%
    State taxes, net
      of federal benefit
                                     4.4        4.6          4.7        4.8
    Amortization of
       intangibles                   1.8        4.0          1.8        3.9
    Impact of
      retroactive tax rate
      adjustments                      -        7.2            -        2.2
    Tax settlements                (29.8)                  (10.8)

    Other                           (2.5)       1.0          0.4        1.4

    Effective rate                   8.9%      51.8%        31.1%      47.3%

    /TABLE

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    4.   INCOME TAX PROVISIONS - Continued

        During September 1994, the Company settled disputes with the Internal Revenue Service and the California Franchise Tax Board involving examinations of the Company's tax returns. The principal issues related to losses of non-newspaper operations from 1982 through 1987, and to the amortization of intangible assets acquired from 1986 through 1991. The settlements resulted in a $5,134,000 increase in net earnings (recorded as a reduction to the 1994 income tax provision). In addition, the Company has recorded a net state tax refund receivable of $6,952,000 in current assets, which was previously included in other long-term assets.

        On August 2, 1993 new federal tax legislation was enacted which, among other things, increased the federal corporate tax rate to 35% from 34%, retroactive to January 1, 1993. The liability method of accounting for taxes requires that the effect of this rate increase on current and cumulative deferred taxes be reflected in the period in which the law was enacted. Accordingly, the Company recorded an adjustment of $1,088,000 in the third quarter. Of this amount, $239,000 related to higher taxes on earnings through June 30, 1993 and $849,000 was required to adjust the prior year cumulative deferred taxes.

       The components of deferred taxes recorded in the Company's
    Balance Sheet on September 30, 1994 and December 31, 1993 are (in thousands):

                                                           1994      1993

    Depreciation and amortization                       $ 39,323    $45,517
    Partnership losses                                    10,376     10,971
    Deductible deposits                                        -      3,954
    State taxes                                              895      1,689
    Deferred compensation                                (13,633)   (11,321)
    Other                                                  2,350      3,565

       Deferred tax liability (net of $11,427 in
       1994 and $9,672 in 1993 reported as current
       assets)                                          $ 39,311   $ 54,375


    /TABLE

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   5.   INTANGIBLES

      Intangibles consist of (in thousands):

                                    September 30,      December 31,
                                          1994             1993
    Identifiable intangible
      assets, primarily customer      $  130,011         $ 132,881
      lists
    Excess purchase prices over
      identifiable intangible
      assets                              64,456            64,560
      Total                              194,467           197,441
    Less accumulated amortization         76,996            72,779

    Intangibles - net                  $ 117,471         $ 124,662



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

      Expenses of these plans for the three months ended September 30, 1994 and 1993 were $1,784,000 and $1,216,000, respectively. Expenses for the nine months then ended were $4,672,000 and $3,983,000 in 1994 and 1993, respectively.

      The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months then ended September 30, 1994 and 1993 were $998,000 and $970,000, respectively. Contributions for the nine months then ended were $2,938,000 and $2,655,000 in 1994 and 1993, respectively.

      The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended September 30, 1994 and 1993, postretirement benefit expenses were $225,000, and for the nine months then ended were $675,000.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   7.   CASH FLOW INFORMATION

      Cash provided or used by operations in the nine months ended September 30, 1994 and 1993 was affected by changes in certain assets and liabilities as follows (in thousands):

                                              1994            1993
    Increase (decrease) in assets:
    Trade receivables                      $   (679)        $ (3,745)
    Inventories                              (1,628)           1,882
    Other assets                             (4,079)              (5)
      Total                                  (6,386)          (1,868)

    Increase (decrease) in liabilities:
    Accounts payable                            767             (550)
    Accrued compensation                      4,492            3,090
    Income taxes                              2,509            1,541
    Other liabilities                         3,397            3,178
      Total                                  11,165            7,259

    Net cash increase from changes in
      assets and liabilities               $ 17,551         $  9,127


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


   9.   COMMON STOCK AND STOCK PLANS

      On May 9, 1994 the Company filed a Form S-3 with the Securities and Exchange Commission registering 1,375,000 (before over-allotments) shares of Class A common stock which were sold by the Company and certain stockholders in a combined primary and secondary offering to the public. Selling stockholders converted 625,000 shares of Class B common to Class A common stock which were sold in the offering. The Company converted 750,000 Class B shares held in treasury to Class A shares and sold them, along with an additional 206,250 Class A shares to cover over-allotments in the offering. As a result of the offering, the number of outstanding common shares increased by 956,250.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   9.  COMMON STOCK AND STOCK PLANS - Continued

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

       The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of September 30, 1994, 430,977 shares of Class A common stock have been issued under the Purchase Plan.

       The Company's 1987 Stock Option Plan (the Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Employee Plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances. At September 30, 1994 there were 520,650 options outstanding to purchase Class A common stock at an average price of $18.94 per share. There are 261,725 options exercisable and 650 shares are available for future awards.

       On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan reserving 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the Employee Plan and no shares have been granted under the new plan.

       In July 1990, the Company adopted a stock option plan for outside (nonemployee) directors (the Directors' Plan) providing for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,500 shares annually. Terms of the Directors' Plan are similar to the terms of the Employee Plan and as of September 30, 1994 options for 55,500 shares at an average of $21.15 per share had been granted. There are 26,250 options exercisable as of September 30, 1994.
   Item 2 - Management's Discussion And Analysis Of Results Of Operations And Financial Condition

   Recent Events

       On May 9, 1994 the Company filed a Form S-3 with the Securities and Exchange Commission registering 1,375,000 (before over-allotments) shares of Class A common stock which were sold by the Company and certain stockholders in a combined primary and secondary offering to the public. Selling stockholders converted 625,000 shares of Class B common to Class A common stock which were sold in the offering. The Company converted 750,000 Class B shares held in treasury to Class A shares and sold them, along with an additional 206,250 Class A shares to cover over-allotments in the offering. As a result of the offering, the number of outstanding common shares increased by 956,250.

       During September 1994, the Company settled disputes with the Internal Revenue Service and the California Franchise Tax Board involving examinations of the Company's tax returns. The principal issues related to losses of non-newspaper operations from 1982 through 1987, and to the amortization of intangible assets acquired from 1986 through 1991. The settlements resulted in a $5,134,000 increase in net earnings (recorded as a reduction to the 1994 income tax provision).

   Third Quarter Comparisons

       Excluding the $5.1 million favorable tax settlement discussed above, net income in the third quarter of 1994 increased to $10.6 million compared to 1993 income of $7.3 million. Net income including the tax adjustment was $15.7 million or 53 cents per share. Much of this increase was fueled by an improving economy in Northern California where three of the Company's largest newspapers are located.

       About ninety percent of the Company's advertising revenues are generated by seven of the Company's nineteen newspapers. Advertising revenues improved 5.6% over the 1993 quarter to $91.3 million largely due to rate and volume increases at six of these newspapers. Rate increases were generally implemented in the first quarter of 1994. Full run "run-of-press" (ROP) advertising linage, which is found in the body of a newspaper and generates a majority of advertising revenues, increased 3.5% over the 1993 quarter. In particular, classified and national advertising activity were up in the quarter.

       Advertising in editions of the newspapers zoned for particular neighborhoods, known as part run ROP, increased 6.5% while advertising in products delivered to nonsubscribers of the newspapers, known as total-market-coverage (TMC) products, declined 3.4% at the seven largest newspapers. Linage in the Company's twelve other newspapers increased 3.6%.

       Circulation revenues mirrored the increase in the number of subscribers to the Company's newspapers as most of the newspapers have chosen not to increase subscription prices in 1994. Revenues increased 1.5% to $21.2 million. The average number of paid daily subscribers was up 0.9% over the 1993 quarter and Sunday subscribers increased 1.6%.

       Other revenues continue to rise primarily due to increased activity in commercial printing.
       The increase in operating expenses was largely driven by two newsprint price increases. Newsprint and supplement costs were up 14.5% reflecting price hikes in May and August 1994 and, to a lesser degree, greater usage of newsprint. Compensation expenses rose 2.7%, mostly due to rising costs of fringe benefits. The 7.9% increase in depreciation and amortization related mostly to new production equipment at The Sacramento Bee, while increases in other operating expenses generally reflected the impact of inflation.

       The Company benefitted from a $825,000 increase in investment income earned on cash equivalents and short-term investments. In addition, the Company recorded lower losses from its joint venture in the Ponderay newsprint mill due to rising newsprint prices.

       Excluding the $5.1 million tax settlement, the effective tax rate in the third quarter of 1994 was 38.7% compared to 51.8% in 1993. In the 1994 third quarter, the Company adjusted its annual effective tax rate from 43.8% to 41.9%, primarily due to higher deductibility of amortization. In August 1993 federal tax laws were passed which increased the corporate tax rate to 35% retroactive to January 1993. The Company recorded tax adjustments of $1,088,000 representing additional taxes on income in the first half of 1993 and the revaluing of cumulative deferred taxes. See note 4 to the financial statements.


   Nine Month Comparisons

       Net income for the nine month period was up 58.2% to $32.6 million ($27.5 million, up 26.7% excluding tax adjustments in each year). In general, the nine month results were affected by the same factors discussed in the quarterly comparisons.

       Revenues increased 4.4% to $344.7 million. Advertising revenues gained 4.7% to $268.1 millon and circulation revenues were $63.6 million, up 1.4%. Increased commercial printing helped push other revenues up 14.6% to $12.9 million.

       Advertising volumes at the seven largest daily newspapers increased as follows: full run ROP linage increased 1.6% as classified and national gains offset a 3.0% decline in retail linage, part run ROP was up 3.0%, TMC linage up 4.2% and the number of preprinted inserts distributed through the newspapers rose 12.3% over 1993. Advertising at the Company's twelve other newspapers increased 6.5%.

       The number of subscribers to the Company's daily newspapers increased 1.3% on average and Sunday subscribers were up 1.6%.

       Operating expenses were held to 3.2% increase reflecting five months (January through May) without newsprint price increases. Newsprint costs increased 6.9% due mostly to the May and August price hikes. Remaining operating expenses increased 2.5% and were generally affected by those factors discussed in the third quarter comparisons.

       Investment income on cash equivalents and short-term investments increased $1.7 million, while the Company's share of losses from the Ponderay mill declined $545,000.

       The effective tax rate was 31.1% in 1994 versus 47.3% in 1993 and were impacted in each year by the adjustments discussed in the quarterly comparisons. See note 4 to the financial statements.
   Liquidity & Capital Resources

       The Company generated $67.6 million in cash from operations in the nine months ended September 30, 1994, received net proceeds of $20.0 million from the May offering and received $21.5 million in proceeds from maturing debt securities. These funds were used to purchase $26.8 million in equipment, building improvements and other capital expenditures, to purchase $31.4 million in short-term investments and to fund advances to Ponderay and dividend payments to stockholders. Cash and cash equivalents increased $42.5 million to $84.8 million at September 30 and short-term investments totalled $9.9 million. Capital expenditures are expected to total $38.0 million in 1994.

       The Company has a partnership interest in a newsprint mill (Ponderay) which is expected to incur losses over the next several years. These losses are expected to diminish as newsprint prices increase. The Company presently intends, when necessary, to contribute funds to help finance its share of these losses. See note 2 and 8 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

       See note 3 for a discussion of the Company's long-term obligations.

       Management is of the opinion that operating cash flow, cash and cash equivalent balances and short-term investments are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.
   PART II - OTHER INFORMATION

   Item 1.        Legal Proceedings - None

   Item 2.        Changes in Securities - None

   Item 3.        Default Upon Senior Securities - None

   Item 4.        Submission of Matters to a Vote of Security Holders - None

   Item 5. Other Information - Booth Gardner was appointed by President Clinton to serve as United States Ambassador to the General Agreement on Tariffs and Trade (GATT) meeting in Geneva, Switzerland. As such, he is no longer able to serve on Boards of Directors of for-profit organizations and, accordingly, resigned as a director of the Company effective September 30, 1994.

   Item 6. Exhibits and Reports on Form 8-K - Exhibit 27, Financial Data Schedule, contains financial information extracted from SEC filing Form 10-Q for the period ending September 30, 1994 and is qualified in its entirety by reference to such financial statements.


                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      McClatchy Newspapers, Inc.
                                             Registrant



   Date:  November 4, 1994            /s/ James P. Smith
                                      James P. Smith
                                      Vice President,
                                      Finance and Treasurer