Form 10-K
MCCLATCHY NEWSPAPERS INC
filed 1995-03-29
CIK 822043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1994

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to             .

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
-------------------------------                 ---------------------------
Class A Common Stock, par value                   New York Stock Exchange
         $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K    .

     Aggregate market value of the Company's voting stock held by non-affiliates on March 15, 1995, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $359,145,458. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

     Shares outstanding at March 15, 1995:

                   Class A Common Stock --  6,735,997 shares
                   Class B Common Stock -- 23,176,789 shares

     Documents incorporated by reference:

     Definitive Proxy Statement for the Company's May 17, 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO MCCLATCHY NEWSPAPERS, INC.
                                 1994 FORM 10-K

ITEM NO.                                                                                  PAGE
--------                                                                                  -----
                                            PART I
   1.      Business......................................................................     1
           Overview......................................................................     1
           The Sacramento Bee............................................................     2
           The Fresno Bee................................................................     2
           The Modesto Bee...............................................................     2
           The News Tribune..............................................................     3
           Anchorage Daily News..........................................................     3
           Tri-City Herald...............................................................     4
           The (Rock Hill) Herald........................................................     4
           Other Newspapers..............................................................     4
           Raw Materials.................................................................     5
           Competition...................................................................     5
           Employees -- Labor............................................................     5
   2.      Properties....................................................................     6
   3.      Legal Proceedings.............................................................     6
   4.      Submission of Matters to a Vote of Security Holders...........................     6

                                            PART II
   5.      Market for the Registrant's Common Stock and Related Stockholder Matters......     7
   6.      Selected Financial Data.......................................................     8
   7.      Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................     9
   8.      Financial Statements and Supplementary Data...................................    12
   9.      Changes In and Disagreements With Accountants on Accounting and Financial
           Disclosure....................................................................    26

                                           PART III
  10.      Directors and Executive Officers of the Registrant............................    26
  11.      Executive Compensation........................................................    26
  12.      Security Ownership of Certain Beneficial Owners and Management................    27
  13.      Certain Relationships and Related Transactions................................    27

                                            PART IV
  14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    27

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     McClatchy Newspapers, Inc. and subsidiaries (the Company), originally incorporated in California in 1930 and reincorporated in Delaware on August 7, 1987, owns and publishes 20 newspapers in California, Washington, Alaska and South Carolina, ranging from large daily newspapers serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1994, the Company had average paid daily circulation of 825,784, Sunday circulation of 977,206 and nondaily circulation of 30,560.

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

     The Company's overall strategy is to concentrate on developing its newspapers and smaller related businesses. Each of its seven major daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 78% of consolidated revenues in both 1994 and 1993. Circulation revenues approximated 18% of consolidated revenues in 1994 and 19% in 1993.

     Three newsprint price increases were implemented by newsprint producers in May, August and December of 1994 as increasing advertising lineage created a greater demand for newsprint. The 1994 increases and recently announced price increases in 1995 (if actually implemented) will affect the Company's 1995 operating income. Advertising and circulation volume and rate increases, coupled with company-wide cost control programs focused on newsprint usage and all other categories of expenses have, in the past, mitigated the impact of newsprint price increases. The Company intends to continue to pursue all of these measures, however, they may not have the same effect on future results. See Part II, Item 7 for discussion of the impact of the price increases on 1994 results.

     The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

     Other businesses owned by the Company include Legi-Tech, an on-line computer service which provides information to clients on legislative activity in the California, Washington and New York state legislatures and in the United States Congress and McClatchy Printing Co., a commercial printing operation, located in Clovis, California. In 1993 the Company expanded Big Valley, a previously West Coast based distributor of preprinted advertising inserts, to a national operation under a newly formed subsidiary, The Newspaper Network, Inc.
(TNN). TNN is a marketing services company that specializes in securing incremental advertising for newspapers. Revenues, operating income and assets for each of these businesses are less than 10% of total consolidated revenues, operating income and assets of the Company, respectively. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that constructed and now operates a newsprint mill in Washington state.

     The Company also distributes information by electronic technology. The Company believes that individual newspapers, as primary information providers in their respective markets, will play a pivotal role in the potential growth of this segment in the industry.

THE SACRAMENTO BEE

     The Sacramento Bee, the Company's largest newspaper, is a morning newspaper serving the California state capital and its metropolitan area. Based on the Company's records, The Sacramento Bee's average paid circulation was approximately 277,600 daily and 348,500 Sunday in 1994 compared to 271,700 daily and 341,000 Sunday in 1993.

     The suggested home delivery price for The Sacramento Bee is $10.75 per month. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday paper. As of December 31, 1994, approximately 87% of the daily and 80% of the Sunday circulation was home delivered.

     The Sacramento Bee's advertising linage for the years ended December 31, 1994 and 1993 is set forth in the following table.

                                                                           1994      1993
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  2,448     2,408
      Part Run...........................................................    348       328
      Total Market Coverage..............................................    163       158

     Net revenues of The Sacramento Bee were $175,677,000 in 1994 and $165,322,000 in 1993.

THE FRESNO BEE

     The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. Based on the Company's records, The Fresno Bee's average paid circulation was approximately 152,300 daily and 191,000 Sunday compared to 149,900 daily and 186,800 Sunday in 1993.

     As of December 31, 1994, approximately 89% of The Fresno Bee's daily and 87% of the Sunday circulation was home delivered. The suggested home delivery price is $10.95 per month. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday paper.

     The Fresno Bee's advertising linage for the years ended December 31, 1994 and 1993 is set forth in the following table.

                                                                           1994      1993
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,510     1,483
      Part Run...........................................................    156       159
      Total Market Coverage..............................................    175       170

     Net revenues of The Fresno Bee were $80,982,000 in 1994 and $79,072,000 in 1993.

THE MODESTO BEE

     The Modesto Bee is a morning newspaper serving the Modesto, California metropolitan area. Based on the Company's records, The Modesto Bee's average paid circulation was approximately 83,400 daily and 91,800 Sunday in 1994 compared to 83,000 daily and 91,900 Sunday in 1993.

     The suggested home delivery price is $10.99 per month. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday paper. As of December 31, 1994, approximately 89% of the daily and 87% of the Sunday circulation was home delivered.

     The Modesto Bee's advertising linage for the years ended December 31, 1994 and 1993 is set forth in the following table.

                                                                           1994      1993
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,174     1,237
      Part Run...........................................................    125        99
      Total Market Coverage..............................................    575       567

     Net revenues of The Modesto Bee were $43,788,000 in 1994 and $42,925,000 in 1993.

THE NEWS TRIBUNE

     The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area. Based on the Company's records, the average paid circulation of The News Tribune was approximately 129,800 daily and 150,000 Sunday in 1994 compared to 128,600 daily and 147,800 Sunday in 1993.

     Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northern most fringes of its market with the major Seattle daily newspapers. The suggested home delivery price of The News Tribune is $10.50 per month. The newsstand price of The News Tribune is $0.35 for the daily paper and $1.25 for the Sunday paper. As of December 31, 1994 approximately 86% of the daily and 84% of the Sunday circulation was home delivered.

     The Tacoma News Tribune's advertising linage for the years ended December 31, 1994 and 1993 is set forth in the following table.

                                                                           1994      1993
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,339     1,291
      Part Run...........................................................     30        28
      Total Market Coverage..............................................     30        31

     Net revenues of the News Tribune were $67,807,000 in 1994 and $64,324,000 in 1993.

ANCHORAGE DAILY NEWS

     The Anchorage Daily News, a morning newspaper, is Alaska's largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley. Based on the Company's records, the Daily News' average paid circulation was approximately 73,400 daily and 95,600 Sunday in 1994 compared to 73,400 daily and 97,100 Sunday in 1993.

     The suggested home delivery price of the Anchorage Daily News is $11.50 per month for city delivery. The newsstand price of the Anchorage Daily News is $0.50 for the daily paper and $1.50 for the Sunday paper. As of December 31, 1994 approximately 72% of the daily and 62% of the Sunday circulation was home delivered.

     Comparative amounts of linage for the years ended December 31, 1994 and 1993 are set forth in the following table.

                                                                           1994      1993
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,022     1,053
      Total Market Coverage..............................................     29        30

     Net revenues of the Anchorage Daily News were $44,514,000 in 1994 and $41,923,000 in 1993.

TRI-CITY HERALD

     The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. Efforts to diversify the economic base of the area, which has depended in the past on energy development and agriculture, are having a positive impact in the Tri-Cities. The Tri-Cities economy has benefitted by the Department of Energy's efforts to clean up nuclear waste at nearby Hanford Nuclear reservation. Since 1990, the clean-up activity has contributed to revenue growth at the Tri-City Herald.

     Based on the Company's records, the Tri-City Herald's average paid circulation was approximately 39,700 daily and 43,000 Sunday in 1994 compared to 38,600 daily and 41,900 Sunday in 1993.

     The suggested home delivery price of the Tri-City Herald is $10.00 per month while the newsstand price for its daily paper is $0.50 and the newsstand price for its Sunday paper is $1.25. As of December 31, 1994, approximately 92% of the daily and 90% of the Sunday circulation was home delivered.

     The Tri-City Herald's advertising linage for the years ended December 31, 1994 and 1993 is set forth in the following table.

                                                                             1994     1993
                                                                             ----     ----
    Advertising Linage (in thousands of six-column inches):
         Full Run..........................................................   811      721
         Total Market Coverage.............................................    24       20

     Net revenues of the Tri-City Herald were $17,668,000 in 1994 and $15,626,000 in 1993.

THE (ROCK HILL) HERALD

     The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. The Herald's average paid circulation as reported by the Company was 30,800 daily and 31,300 Sunday in 1994 compared to 31,000 daily and 30,700 Sunday in 1993.

     The Herald's main competitor is a zoned edition of the Charlotte Observer, whose circulation in the Herald's primary circulation area as reported by the Audit Bureau of Circulation was 10,872 daily and 13,757 Sunday as of March 31, 1994 compared to 10,752 daily and 13,894 Sunday as of March 31, 1993. The newsstand prices for the Herald are $0.35 daily and $0.75 Sunday and the suggested home delivery price is $8.00 per month. As of December 31, 1994, approximately 80% of the daily and 79% of the Sunday circulation was home delivered.

     According to the Herald's records, advertising linage for the years ended December 31, 1994 and 1993 were as follows:

                                                                             1994     1993
                                                                             ----     ----
    Advertising Linage (in thousands of six-column inches):
         Full Run..........................................................   778      725
         Total Market Coverage.............................................    63       60

     Net revenues of the Herald were $10,062,000 in 1994 and $9,514,000 in 1993.

OTHER NEWSPAPERS

     During 1994 the Company published five small daily and eight nondaily community newspapers.

     The five daily newspapers include two in South Carolina, the Island Packet on Hilton Head Island and the Beaufort Gazette in Beaufort; two in California, The Dispatch in Gilroy and the Free Lance in Hollister; and the Ellensburg Daily Record, located in Central Washington. Combined average daily circulation for these newspapers according to Company records was 38,800 in 1994 and 1993. Average Sunday circulation at the two South Carolina newspapers was 26,100 in 1994 compared to 24,900 in 1993.

     The eight nondaily newspapers are generally published weekly or twice-weekly. Four of the newspapers are located in California, three in South Carolina and one in Washington state. Combined average paid circulation for this group according to Company records was 30,600 at December 31, 1994.

RAW MATERIALS

     In 1994 the Company consumed approximately 140,000 metric tons of newsprint compared to 137,000 metric tons in 1993. The Company currently obtains its supply of newsprint from a number of suppliers, both foreign and domestic, under long-term contracts.

     Newsprint and supplement expense accounted for approximately 17% of operating expenses in 1994 compared to 16% in 1993. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. Strengthening demand for newsprint resulting from a pick-up in advertising volumes caused three price increases in 1994 and may lead to additional price increases in 1995. A substantial increase in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

     The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc. and four other publishers and a Canadian newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership formed to construct and operate a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 225,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

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

EMPLOYEES -- LABOR

     As of December 31, 1994, the Company had 6,247 full and part-time employees, of whom approximately 13% were represented by unions. Following the expiration of contracts with certain unions at The Sacramento Bee, The Fresno Bee and The Modesto Bee, negotiations between the newspapers and the affected unions (which represent approximately 17% of the these newspapers' employees) reached an impasse. In early 1987, final offers were "posted" to the unions at the Sacramento and Fresno Bees. In 1990, a final offer to the union at The Modesto Bee was posted. It is under these posted conditions that such union employees have been working. Negotiations with the unions are ongoing.

     While the Company's newspapers have not had a strike since 1978 and they do not currently anticipate a strike occurring, the Company cannot preclude the possibility that a strike may occur at one or more of its newspapers. The Company believes that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, a capability which is critical to retaining revenues from advertising and circulation.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1994, are set forth below.

                                                                        APPROXIMATE AREA
                                                                         IN SQUARE FEET
                                                                       -------------------
                                                                        OWNED      LEASED
                                                                       -------     -------
    Printing plants, business and editorial offices and warehouse space
      located in:
    Sacramento, California...........................................  659,900      17,000
    Fresno, California...............................................  386,000       9,100
    Tacoma, Washington...............................................  246,000       5,400
    Modesto, California..............................................  164,000       5,600
    Anchorage, Alaska................................................  144,000
    Kennewick, Washington............................................   98,100
    Rock Hill, South Carolina........................................   49,000
    Gilroy, California...............................................   27,400
    Clovis, California...............................................   27,100
    Ellensburg, Washington...........................................   24,000
    Beaufort, South Carolina.........................................   16,500         450
    Jackson, California..............................................   12,900
    Hilton Head, South Carolina......................................    9,700
    Puyallup, Washington.............................................    6,500
    Morgan Hill, California..........................................    4,500
    Hollister, California............................................                8,300
    Federal Way, Washington..........................................                4,400
    York, South Carolina.............................................                3,300
    Other -- principally northern California.........................              150,500

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     McClatchy Newspapers, Inc. Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol -- MNI). Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by these exchanges for 1994 and 1993:

                                              1994                            1993
                                    -------------------------       -------------------------
                                    HIGH    LOW     DIVIDENDS       HIGH    LOW     DIVIDENDS
                                    ----    ----    ---------       ----    ----    ---------
1st Quarter.......................  24 1/4  22 1/8    $.08          23      18 1/2    $.0625
2nd Quarter.......................  24      21 5/8    $.08          23      20 3/8    $.0625
3rd Quarter.......................  27 1/4  23 1/2    $.085         20 7/8  18 1/8    $.0725
4th Quarter.......................  24 1/4  20 3/8    $.085         25 5/8  20 1/8    $.0725

     The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

     The number of record holders of Class A and Class B Common Stock at February 7, 1995 was approximately 1,326 and 23, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1994       1993       1992       1991       1990
                                                        --------   --------   --------   --------   --------
CONSOLIDATED INCOME STATEMENT DATA:
REVENUES -- NET:
Advertising...........................................  $368,068   $350,046   $345,574   $337,372   $335,663
Circulation...........................................    85,017     83,729     80,318     74,770     70,266
Other.................................................    18,333     15,340     14,355     14,686     15,482
                                                        --------   --------   --------   --------   --------
TOTAL.................................................   471,418    449,115    440,247    426,828    421,411

OPERATING EXPENSES:
Depreciation and amortization.........................    38,140     35,583     33,560     29,929     30,316
Other costs and expenses..............................   361,410    348,428    344,764    347,692    335,693
                                                        --------   --------   --------   --------   --------
TOTAL.................................................   399,550    384,011    378,324    377,621    366,009
                                                        --------   --------   --------   --------   --------

OPERATING INCOME......................................    71,868     65,104     61,923     49,207     55,402
Partnership losses....................................     5,469      6,171      6,674      4,193      6,366
Other nonoperating expenses (income)..................    (3,166)        17        991      2,847      2,860
                                                        --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE
  EFFECTS OF ACCOUNTING CHANGES.......................    69,565     58,916     54,258     42,167     46,176
Income tax provision..................................    22,920     27,118     24,087     18,438     19,731
                                                        --------   --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING
  CHANGES.............................................    46,645     31,798     30,171     23,729     26,445
Cumulative effects of accounting
  changes.............................................                            (341)
                                                        --------   --------   --------   --------   --------
Net income............................................  $ 46,645   $ 31,798   $ 29,830   $ 23,729   $ 26,445
                                                        ========   ========   ========   ========   ========
Earnings per common share:
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING
  CHANGES.............................................  $   1.58   $   1.10   $   1.05   $    .83   $    .93
Cumulative effects of accounting changes..............                            (.01)
                                                        --------   --------   --------   --------   --------
NET INCOME............................................  $   1.58   $   1.10   $   1.04   $    .83   $    .93
                                                        ========   ========   ========   ========   ========

DIVIDENDS PER COMMON SHARE............................  $    .33   $    .27   $   .215   $    .20   $    .16
                                                        ========   ========   ========   ========   ========

CONSOLIDATED BALANCE SHEET DATA:
Total assets..........................................  $586,637   $525,163   $491,151   $477,076   $467,950
Long-term obligations.................................    14,961     14,213     23,901     38,618     55,196
Stockholders' equity..................................   442,220    383,523    358,299    333,372    314,186

     Results for 1994 include a $6.0 million favorable adjustment (included in the income tax provision) related to the resolution of income tax audits. Results for 1992 include a $2.6 million pre-tax charge related to an early retirement program. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS AND TRENDS

     On May 9, 1994 the Company filed a registration statement with the Securities and Exchange Commission registering 1,581,250 shares of Class A common stock which were sold by the Company and certain stockholders in a combined primary and secondary offering to the public. Selling stockholders converted 625,000 shares of Class B common into Class A common stock and the Company converted 750,000 Class B shares held in treasury. In addition, 206,250 Class A shares were issued to cover over-allotments in the offering. As a result of the offering, the number of outstanding common shares increased by 956,250.

     In 1994, the Company settled disputes with the Internal Revenue Service and the California Franchise Tax Board involving examinations of the Company's tax returns. The principal issues related to losses from non-newspaper operations from 1982 through 1987, and to the amortization of intangible assets acquired from 1986 through 1991. The resolution of the audits resulted in a $6,003,000 increase in net earnings (recorded as a reduction to the 1994 income tax provision).

     Three newsprint price increases were implemented by newsprint producers in May, August and December of 1994 as increasing advertising lineage created a greater demand for newsprint. The 1994 increases and recently announced price increases in 1995 (if actually implemented) will affect the Company's 1995 operating income. Advertising and circulation volume and rate increases, coupled with company-wide cost control programs focused on newsprint usage and all other categories of expenses have, in the past, mitigated the impact of newsprint price increases. The Company intends to continue to pursue all of these measures; however, they may not have the same effect on future results.

     On August 2, 1993 new federal tax laws raised the corporate income tax rate from 34% to 35% retroactive to January 1, 1993, and made other changes to the deductibility of certain expenses. The liability method of income tax accounting required that the Company revalue accumulated deferred taxes, and taxes on earnings through the first half of 1993 to reflect the higher rate. Accordingly, in the third quarter of 1993 the Company increased its tax provision by $1,088,000 or four cents per share for these retroactive adjustments.

RESULTS OF OPERATIONS

  1994 COMPARED TO 1993

     Net income was $46.6 million or $1.58 per share. Excluding the $6.0 million favorable tax adjustment discussed above, net income was a record $40.6 million, up 27.8%. Operating income increased 10.4% to $71.9 million, primarily reflecting greater contributions from The Sacramento Bee, two Washington dailies -- The (Tacoma) News Tribune and the Tri-City Herald, and the Anchorage Daily News. Net income also benefitted from higher investment income and somewhat lower losses from the Company's joint venture in Ponderay Newsprint Company, a newsprint producer.

     Net revenues were up 5.0% to $471.4 million, mostly due to a $18.0 million gain in advertising revenues. Rate increases implemented generally in the first quarter of 1994 coupled with greater advertising volume produced a 5.1% increase in advertising revenues.

     Approximately ninety percent of the Company's advertising revenues are produced by its seven largest daily newspapers, and most of the revenues are derived from run-of-press (ROP) lineage (found in the body of the newspapers). At the seven largest dailies, full run ROP linage, distributed in all editions of the newspapers, increased 2.3%. This is the first year over year increase in full run ROP for this group since 1990 as combined classified and national linage gains offset a modest decline in retail ROP linage.

     In other categories of advertising, part-run ROP, a smaller category of linage included in zoned editions of the newspapers, increased 7.2%. Linage in total market coverage (TMC) products (delivered to nonsubscribers) increased 2.3%, while the number of preprinted advertising inserts distributed in the newspapers grew 2.7%. Advertising in the Company's 12 other newspapers increased 5.2%.

     The 1.5% increase in circulation revenue mirrors the increase in average paid circulation, as most of the Company's newspapers chose not to increase subscription prices for the second consecutive year. Combined average daily circulation increased 1.3% and Sunday increased 1.6%.

     The remaining $3.0 million in revenue increases resulted from a rise in other revenues due largely to increased commercial printing at the Anchorage and Tacoma newspapers and at McClatchy Printing Company.

     Newsprint price increases in 1994 were major factors in the 4.0% increase in operating expenses. Newsprint and supplement expense were up 11.3% due to the price increases and, to a lesser degree, increased newsprint usage. Compensation expenses were held to a 1.3% increase as lower headcounts partially offset wage increases that ranged from about one to three percent. In addition, the cost of fringe benefits were held to a 1.1% increase. Other operating expenses increased 4.0% and include the costs of closing most of the Company's Senior Spectrum tabloids in March, volume related costs of higher advertising and circulation activity and the general impact of inflation. Depreciation and amortization increased 7.2%, due principally to new equipment added at The Sacramento Bee.

     Nonoperating expenses declined $3.9 million as a result of a $2.8 million increase in investment income and lower losses from the Company's investment in the Ponderay newsprint mill.

     The effective tax rate in 1994 was 41.6% (excluding the $6.0 million tax adjustment discussed above) compared to 46.0% in 1993. The higher rate last year was due partially to federal tax laws passed in August 1993 which increased the corporate tax rate to 35% retroactive to January 1993. The Company recorded tax adjustments of $1,088,000 representing additional taxes on income in the first half of 1993 and the revaluing of cumulative deferred taxes. The remaining difference relates largely to higher deductibility of amortization in 1994.

  1993 COMPARED TO 1992

     Net income increased 6.6% to $31.8 million as strong performances at The Fresno Bee and newspapers in Washington and South Carolina offset weaker results at the Sacramento and Modesto Bees. Income also benefitted from improved operating results at the Anchorage Daily News since the closure of the competing Anchorage Times, stringent cost controls at all of the Company's newspapers and a second year of low newsprint prices.

     Net revenues increased 2.0% to $449.1 million compared to $440.2 million in 1992. Advertising rate increases at most of the Company's newspapers offset the impact of lower volumes resulting in a modest 1.3% increase in consolidated advertising revenues. While overall advertising volumes were down, gains were reported at The Fresno Bee, the Tri-City Herald and The (Rock Hill) Herald. In general, higher retail advertising linage was offset by declines in national and classified linage.

     At the Company's seven largest daily newspapers, full run ROP linage declined 3.1% and part-run ROP linage declined 4.6%. These declines were partially offset by gains in advertising in TMC products of 18.5% and a 5.9% increase in the number of preprinted advertisements inserted into the daily newspapers. Advertising volume in McClatchy's 13 other newspapers increased 3.3%.

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

     Other revenues increased $985,000 or 6.9%, due principally to an increase in commercial printing at McClatchy Printing Company.

     Operating expenses were held to a 1.5% increase over 1992 and were up 2.2% after excluding the $2.6 million charge in 1992 for the early retirement program at the Sacramento and Modesto Bees. Excluding the early retirement charge, compensation costs increased 1.5% reflecting a 2.1% increase in salaries and a nominal decline in the cost of employee benefits. The increase in salaries generally reflects wage rate increases of 2% to 3%, partially offset by lower headcounts. Newsprint and supplements and other operating expenses generally increased 2.2% and reflect low newsprint prices, generally low inflation and the impact of cost control programs at all of the Company's newspapers. Depreciation and amortization was up 6.0% due primarily to the installation of new mailroom equipment at The Sacramento Bee and presses at The (Tacoma) News Tribune.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $94.2 million of cash from operating activities in 1994 and has generated an aggregate of $260.9 million over the last three years. The Company also received $20.0 million in net proceeds from the May stock offering and received $26.3 million in proceeds from maturing debt securities. The principal uses of cash over the three year period have been to repay bank debt incurred to purchase the South Carolina-based newspapers, to invest in capital expenditures and to purchase interest bearing securities. Cash has also been used to fund its Ponderay newsprint mill investment and to pay dividends. At year end cash and cash equivalents, and short and long-term investment securities totalled $109.3 million.

     A total of $34.4 million was expended in 1994 for capital projects and equipment to improve productivity and keep pace with circulation growth, primarily at The Sacramento Bee, The (Tacoma) News Tribune and the South Carolina-based newspapers. Capital expenditures over the last three years have totalled $99.8 million and planned expenditures in 1995 are estimated to be $35.8 million.

     The Company has a 13.5% interest in the Ponderay Newsprint Company, a general partnership that operates a newsprint mill near Spokane, Washington. The Company's share of the mill's losses over the last three years equaled $18.3 million. The Company has contributed $14.1 million to fund the mill's cash needs over this period. Ponderay's losses are expected to diminish over the next several years assuming newsprint prices continue to increase. The Company presently intends, when necessary, to contribute funds to help finance a share of the mill's cash needs. See note 3 to the consolidated financial statements.

     The Company has an outstanding letter of credit for $4.9 million. Management is of the opinion that operating cash flow is adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1994          1993
                                                                       ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents..........................................  $  68,574     $  42,326
  Short-term investments.............................................     29,448
  Trade receivables (less allowances of $2,000 in 1994 and $1,757 in
     1993)...........................................................     58,185        47,859
  Other receivables..................................................      1,704         1,456
  Newsprint, ink and other inventories...............................      8,578        10,033
  Deferred income taxes..............................................     11,425         9,672
  Other current assets...............................................      2,476         1,843
                                                                       ---------     ---------
     TOTAL CURRENT ASSETS............................................    180,390       113,189
PROPERTY, PLANT AND EQUIPMENT:
  Land...............................................................     19,591        18,057
  Buildings and improvements.........................................    126,055       120,753
  Equipment..........................................................    299,717       282,082
  Construction in progress...........................................      9,885        15,893
                                                                       ---------     ---------
     Total...........................................................    455,248       436,785
  Accumulated depreciation...........................................   (180,601)     (166,460)
                                                                       ---------     ---------
NET PROPERTY, PLANT AND EQUIPMENT....................................    274,647       270,325
INTANGIBLES -- NET...................................................    115,446       124,662
LONG-TERM INVESTMENTS................................................     11,303            --
INVESTMENT IN NEWSPRINT MILL PARTNERSHIP.............................      4,111         3,977
OTHER ASSETS.........................................................        740        13,010
                                                                       ---------     ---------
     TOTAL ASSETS....................................................  $ 586,637     $ 525,163
                                                                       =========     =========

                See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
CURRENT LIABILITIES:
  Accounts payable.....................................................  $ 17,791     $ 14,043
  Accrued compensation.................................................    32,253       26,324
  Income taxes.........................................................     5,615        1,117
  Unearned revenue.....................................................    12,096       10,560
  Carrier deposits.....................................................     3,331        3,055
  Other accrued liabilities............................................     8,006        8,281
                                                                         --------     --------
     TOTAL CURRENT LIABILITIES.........................................    79,092       63,380
LONG-TERM OBLIGATIONS..................................................    14,961       14,213
DEFERRED INCOME TAXES..................................................    50,364       64,047
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
     Class A -- authorized 50,000,000 shares, issued 6,638,022 in 1994
      and 5,100,450 in 1993............................................        66           51
     Class B -- authorized 30,000,000 shares, issued 23,276,789 in 1994
      and 24,503,789 in 1993...........................................       233          238
  Additional paid-in capital...........................................    61,290       39,472
  Retained earnings....................................................   381,002      344,133
  Treasury stock, 20,000 Class A shares in 1994 and 1993, and 750,000
     Class B in 1993...................................................      (371)        (371)
                                                                         --------     --------
     TOTAL STOCKHOLDERS' EQUITY........................................   442,220      383,523
                                                                         --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................  $586,637     $525,163
                                                                         ========     ========

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
REVENUES -- NET:
  Advertising..............................................  $368,068     $350,046     $345,574
  Circulation..............................................    85,017       83,729       80,318
  Other....................................................    18,333       15,340       14,355
                                                             --------     --------     --------
     TOTAL.................................................   471,418      449,115      440,247
OPERATING EXPENSES:
  Compensation.............................................   202,368      199,743      199,295
  Newsprint and supplements................................    67,505       60,639       59,501
  Depreciation and amortization............................    38,140       35,583       33,560
  Other operating expenses.................................    91,537       88,046       85,968
                                                             --------     --------     --------
     TOTAL.................................................   399,550      384,011      378,324
                                                             --------     --------     --------
OPERATING INCOME...........................................    71,868       65,104       61,923
NONOPERATING EXPENSES (INCOME):
  Interest expense.........................................        33          118          920
  Investment income........................................    (3,247)        (461)         (35)
  Partnership losses.......................................     5,469        6,171        6,674
  Other -- net.............................................        48          360          106
                                                             --------     --------     --------
     TOTAL.................................................     2,303        6,188        7,665
                                                             --------     --------     --------
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECTS
  OF ACCOUNTING CHANGES....................................    69,565       58,916       54,258
  Income tax provision.....................................    22,920       27,118       24,087
                                                             --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES.....    46,645       31,798       30,171
  Cumulative effects of accounting changes.................        --           --         (341)
                                                             --------     --------     --------
NET INCOME.................................................  $ 46,645     $ 31,798     $ 29,830
                                                             ========     ========     ========
EARNINGS PER COMMON SHARE:
  Income before cumulative effects of accounting changes...  $   1.58     $   1.10     $   1.05
  Cumulative effects of accounting changes.................        --           --         (.01)
                                                             --------     --------     --------
NET INCOME PER COMMON SHARE................................  $   1.58     $   1.10     $   1.04
                                                             ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES...................    29,583       28,879       28,754

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income...............................................  $ 46,645     $ 31,798     $ 29,830
  Reconciliation to net cash provided:
     Depreciation and amortization.........................    38,294       35,778       33,751
     Deferred income taxes.................................   (15,435)       7,164        5,940
     Partnership losses....................................     5,469        6,171        6,674
     Cumulative effect of changes in accounting:
       Postretirement benefit..............................        --           --        4,627
       Income taxes........................................        --           --       (4,286)
     Changes in certain assets and liabilities -- net......    19,118        9,204        4,365
     Other.................................................        84          599       (4,923)
                                                             --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    94,175       90,714       75,978

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
  Maturities of investments held to maturity...............    26,302           --           --
  Purchases of investments held to maturity................   (50,151)          --           --
  Purchases of investments available for sale..............   (16,902)          --           --
  Purchases of property, plant and equipment...............   (34,437)     (35,851)     (29,476)
  Investment in newsprint mill partnership.................    (5,603)      (4,711)      (3,780)
  Acquisition of newspaper operations......................        --           --       (3,755)
  Other -- net.............................................       812          188       (4,486)
                                                             --------     --------     --------
NET CASH USED BY INVESTING ACTIVITIES......................   (79,979)     (40,374)     (41,497)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
  Net proceeds from public offering........................    20,001           --           --
  Repayment of long-term debt..............................        --      (10,072)     (25,092)
  Payment of cash dividends................................    (9,776)      (7,775)      (6,182)
  Other -- principally stock issuances.....................     1,827        1,175        1,249
                                                             --------     --------     --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........    12,052      (16,672)     (30,025)
                                                             --------     --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................    26,248       33,668        4,456
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............    42,326        8,658        4,202
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $ 68,574     $ 42,326     $  8,658
                                                             ========     ========     ========
OTHER CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest (net of amount capitalized)..................  $     19     $    118     $  1,086
     Income taxes (net of refunds).........................    29,524       18,448       20,625

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               PAR VALUE       ADDITIONAL                  TREASURY
                                           -----------------    PAID-IN       RETAINED      STOCK
                                           CLASS A   CLASS B    CAPITAL       EARNINGS      AT COST      TOTAL
                                           -------   -------   ----------     --------     --------     --------
BALANCES, DECEMBER 31, 1991..............    $45      $243       $36,993      $296,462      $ (371)     $333,372
  Net income.............................                                       29,830                    29,830
  Dividends paid ($.215 per share).......                                       (6,182)                   (6,182)
  Conversion of 26,000 Class B shares to
     Class A.............................      1        (1)
  Issuance of 78,391 Class A shares under
     employee stock plans................                          1,279                                   1,279
  Receipt of 750,000 Class B treasury
     shares from trust...................               --                                      --
                                             ---      ----       -------      --------      ------      --------
BALANCES, DECEMBER 31, 1992..............     46       242        38,272       320,110        (371)      358,299
  Net income.............................                                       31,798                    31,798
  Dividends paid ($.27 per share)........                                       (7,775)                   (7,775)
  Conversion of 443,000 Class B shares to
     Class A.............................      4        (4)
  Issuance of 72,080 Class A shares under
     employee stock plans................      1                   1,200                                   1,201
                                             ---      ----       -------      --------      ------      --------
BALANCES, DECEMBER 31, 1993..............     51       238        39,472       344,133        (371)      383,523
  Net income.............................                                       46,645                    46,645
  Dividends paid ($.33 per share)........                                       (9,776)                   (9,776)
  Conversion of 477,000 Class B shares to
     Class A.............................      5        (5)
  Issuance of 956,250 Class A shares to
     public..............................      9                  19,992                                  20,001
  Issuance of 104,322 Class A shares
     under employee stock plans..........      1                   1,826                                   1,827
                                             ---      ----       -------      --------      ------      --------
BALANCES, DECEMBER 31, 1994..............    $66      $233       $61,290      $381,002      $ (371)     $442,220
                                             ===      ====       =======      ========      ======      ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

     McClatchy Newspapers, Inc. and its subsidiaries are engaged primarily in the publication of newspapers.

     The consolidated financial statements include the Company and its subsidiaries. Significant intercompany items and transactions are eliminated.

     Revenue recognition -- Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

     Cash equivalents are highly liquid debt investments with maturities of three months or less when acquired.

     Investments consist of the following classified as short-term securities:
$23,849,000 of commercial paper maturing through March 15, 1995 which will be held to maturity, and are valued at amortized costs; and $5,599,000 of U.S. and local government debt securities maturing through October 5, 1995, are available for sale and recorded at amortized costs because the unrecognized loss to adjust to market value is not significant by security or in total. Long-term investments consist of U.S. and local government debt securities totalling $11,303,000 maturing through November 15, 1997, which are classified as available for sale and recorded at amortized cost because the unrecognized loss to adjust to market value is not significant by security or in total. Costs for investment securities are determined by specific identification. No gains or losses were realized in 1994.

     Concentrations of credit risks -- Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents, short and long-term investments and trade accounts receivables. Cash and cash equivalents and investments are placed with major financial institutions and are currently invested in the highest rated commercial paper and U.S. and local government securities. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

     Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $2,856,000 at December 31, 1994 and $1,460,000 at December 31, 1993.

     Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. Such interest aggregated $5,000 in 1993 and $376,000 in 1992. No such interest was capitalized in 1994.

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

     Deferred income taxes result from temporary differences between amounts reported for financial and income tax reporting purposes. See notes 2 and 5.

     Earnings per share are based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options).

2.  CUMULATIVE EFFECTS OF ACCOUNTING CHANGES

     The Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1992. The Statement requires the accrual of postretirement health care and life insurance benefits over employees' service periods. The cumulative effect of this change reduced 1992 net income by $4,627,000 or $.16 per share.

     Effective January 1, 1992, the Company also adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of temporary differences between financial and tax reporting existing at the balance sheet date. The actual effects of tax law changes are recognized when enacted. The cumulative effect of this change increased 1992 net income by $4,286,000 or $.15 per share. The change had no significant impact on the income tax provision in 1992.

3.  INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

     A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to construct and operate a newsprint mill in the State of Washington. The Company guarantees certain bank debt used to construct the mill (see note 9) and has committed to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company purchased $13,083,000, $12,079,000, and $12,700,000 of newsprint from Ponderay in 1994, 1993 and 1992, respectively.

     Summarized financial data for the years ended December 31, 1994, 1993 and 1992 for Ponderay's operations are as follows (in thousands):

                                                               1994       1993       1992
                                                             --------   --------   --------
    FINANCIAL POSITION:
      Current assets.......................................  $ 19,484   $ 19,624   $ 18,361
      Property, plant and equipment........................   291,033    304,315    321,065
      Other assets.........................................     1,654      5,690     10,075
                                                             --------   --------   --------
              TOTAL ASSETS.................................  $312,171   $329,629   $349,501
                                                             ========   ========   ========
      Current liabilities..................................  $ 34,010   $ 33,761   $ 27,516
      Long-term liabilities................................   248,633    267,331    282,636
      Partners' capital....................................    29,528     28,537     39,349
                                                             --------   --------   --------
              TOTAL LIABILITIES AND PARTNERS' CAPITAL......  $312,171   $329,629   $349,501
                                                             ========   ========   ========
      RESULTS OF OPERATIONS:
      Revenues.............................................  $100,233   $ 94,375   $ 89,807
      Net loss.............................................    40,509     45,713     49,435

4.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1994        1993
                                                                   -------     -------
        Postretirement benefits obligation.......................  $ 9,209     $ 9,142
        Other long-term obligations..............................    5,752       5,071
                                                                   -------     -------
        Total long-term obligations..............................  $14,961     $14,213
                                                                   =======     =======

     Long-term obligations mature as follows (in thousands):

                  1996...........................................    $ 1,294
                  1997...........................................        891
                  1998...........................................        719
                  1999...........................................        349
                  Thereafter.....................................     11,708
                                                                     -------
                  Total..........................................    $14,961
                                                                     =======

     The Company has an outstanding letter of credit for $4,861,000.

     Other long-term obligations consist primarily of deferred compensation and supplemental retirement benefits.

5.  INCOME TAX PROVISIONS

     On January 1, 1992 the Company adopted SFAS 109. The impact of this change is discussed in note 2.

     Income tax provisions consist of (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1994        1993        1992
                                                           --------     -------     -------
    Current:
      Federal............................................  $ 32,328     $16,212     $14,692
      State..............................................     6,027       3,742       3,455
    Deferred:
      Federal............................................   (15,279)      6,663       5,963
      State..............................................      (156)        501         (23)
                                                           --------     -------     -------
    Income tax provision.................................  $ 22,920     $27,118     $24,087
                                                           ========     =======     =======

     The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                          1994           1993           1992
                                                          ----           ----           ----
    Statutory rate......................................   35%            35%            34%
    State taxes, net of federal benefit.................    5              5              4
    Amortization of intangibles.........................    2              4              4
    Impact of retroactive tax rate adjustments..........   --              1             --
    Resolution of tax audits............................   (9)            --             --
    Other...............................................   --              1              2
                                                          ----           ----           ----
    Effective rate......................................   33%            46%            44%
                                                          ====           ====           ====

     The Company settled disputes with the Internal Revenue Service and the California Franchise Tax Board involving examinations of the Company's tax returns. The principal issues related to losses from non-newspaper operations from 1982 through 1987, and to the amortization of intangible assets acquired from 1986 through 1991. The resolution of the audits resulted in a $6,003,000 increase in net earnings which was recorded as a reduction to the 1994 income tax provision ($5,134,000 recognized in the third quarter).

     On August 2, 1993 new federal tax legislation was enacted which, among other things, increased the federal corporate tax rate to 35% from 34%, retroactive to January 1, 1993. The liability method of accounting for taxes requires that the effect of this rate increase on current and cumulative deferred taxes be reflected in the period in which the law was enacted. Accordingly, the Company recorded an adjustment of $1,088,000 in the third quarter of 1993. Of this amount, $239,000 related to higher taxes on earnings through June 30, 1993 and $849,000 was required to revalue deferred taxes at January 1, 1993.

     The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 31, 1994 and 1993 are (in thousands):

                                                                   1994         1993
                                                                 --------     --------
        Depreciation and amortization..........................  $ 40,535     $ 45,517
        Partnership losses.....................................    11,147       10,971
        State taxes............................................       201        1,689
        Deferred compensation..................................   (13,085)     (11,321)
        Deductible deposits....................................        --        3,954
        Other..................................................       142        3,565
                                                                 --------     --------
        Deferred tax liability (net of $11,425 in 1994 and
          $9,672 in 1993 reported as current assets)...........  $ 38,940     $ 54,375
                                                                 ========     ========

6.  INTANGIBLES

     Intangibles consist of (in thousands):

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Identifiable intangible assets, primarily customer
          lists................................................  $125,511     $132,881
        Excess purchase prices over identifiable assets........    64,400       64,560
                                                                 --------     --------
        Total..................................................   189,911      197,441
        Less accumulated amortization..........................    74,465       72,779
                                                                 --------     --------
        Intangibles -- net.....................................  $115,446     $124,662
                                                                 ========     ========

7.  EMPLOYEE BENEFITS

RETIREMENT PLANS:

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

     The elements of pension costs are as follows (in thousands):

                                                                     DECEMBER 31,
                                                           --------------------------------
                                                            1994         1993        1992
                                                           -------     --------     -------
    Cost of benefits earned during the year..............  $ 6,430     $  5,393     $ 5,282
    Interest on projected benefit obligation.............    7,208        6,447       5,922
    Return on plan assets -- (gain)......................      (77)     (10,477)     (7,253)
    Deferred (loss) gain -- return on plan assets (less)
      greater than assumed...............................   (7,071)       4,033       1,098
    Net amortization and other deferrals.................       15            2        (384)
                                                           -------     --------     -------
    Net pension cost.....................................  $ 6,505     $  5,398     $ 4,665
                                                           =======     ========     =======

     The plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993 are as follows (in thousands):

                                                              1994                        1993
                                                    -------------------------   -------------------------
                                                                 SUPPLEMENTAL                SUPPLEMENTAL
                                                    RETIREMENT    RETIREMENT    RETIREMENT    RETIREMENT
                                                       PLAN          PLAN          PLAN          PLAN
                                                    ----------   ------------   ----------   ------------
Actuarial present value of:
  Vested benefit obligation.......................    $71,581      $ 3,013       $61,656       $ 2,834
                                                      =======      =======       =======       =======
  Accumulated benefit obligation..................    $75,692      $ 3,013       $65,278       $ 2,834
                                                      =======      =======       =======       =======
Plan assets at fair value.........................    $87,236           --       $89,219           --
Projected benefit obligation......................     93,208      $ 4,429        94,378       $ 3,780
                                                      -------      -------       -------       -------
Projected benefit over plan assets................      5,972        4,429         5,159         3,780
Unrecognized net gains (losses)...................      2,892          843          (982)          427
Unrecognized prior service cost...................     (2,648)      (2,011)       (3,274)       (1,628)
Unrecognized net pension transition asset,
  amortized over 15 years.........................      3,831           --         4,378            --
Adjustment required to recognize minimum
  liability.......................................         --           --            --           255
                                                      -------      -------       -------       -------
Accrued pension obligation........................    $10,047      $ 3,261       $ 5,281       $ 2,834
                                                      =======      =======       =======       =======

     Assumptions used for valuing defined benefit obligations were:

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                    1994          1993
                                                                  ---------     ---------
    Discount rate in determining benefit obligation.............       8.5%          7.3%
    Expected long-term rate of return on assets.................       8.5%          8.5%
    Rates of compensation increase..............................  4.5%-5.5%     4.5%-5.5%

     The Company has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees to voluntarily defer compensation. Company contributions to the 401(k) plan were $3,838,000 in 1994, $3,751,000 in 1993, and $3,455,000 in 1992.

POSTRETIREMENT BENEFITS:

     The Company also provides or subsidizes certain retiree health care and life insurance benefits. On January 1, 1992 the Company began accruing the cost of these benefits over employee's service periods instead of recording them on a pay-as-you-go basis. The impact of this change is discussed in note 2.

     The elements of postretirement expenses are as follows (in thousands):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1994     1993      1992
                                                              ----     ----     ------
        Service costs.......................................  $173     $230     $  233
        Interest costs......................................   542      649        645
        Amortization........................................   (34)      --         --
        Transition obligation...............................    --       --      7,592
                                                              ----     ----     ------
        Total postretirement benefits costs.................  $681     $879     $8,470
                                                              ====     ====     ======

     The plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993 are as follows (in thousands):

                                                                      1994       1993
                                                                     ------     ------
        Accumulated postretirement benefit obligation (APBO):
        Retirees...................................................  $4,503     $5,250
        Active eligible employees..................................     666        789
        Active ineligible employees................................   2,240      3,343
                                                                     ------     ------
        Total APBO.................................................   7,409      9,382
        Unrecognized loss (gain)...................................   1,800        (80)
                                                                     ------     ------
        Net postretirement benefit liability.......................  $9,209     $9,302
                                                                     ======     ======

Assumptions used for valuing postretirement obligations were:

          Discount rate in determining benefit
             obligation.................................           8.5%           7.3%
          Medical care cost trend rates.................   11.75%-12.5%    9.5%-13.25%

     The medical care cost trend rates are expected to decline to about 5.8% by the year 2002. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO by 2.9% and the annual service and interest cost by 2.6%.

8.  CASH FLOW INFORMATION

     Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                                     DECEMBER 31,
                                                            -------------------------------
                                                              1994        1993       1992
                                                            --------     ------     -------
    Increase (decrease) in assets:
      Trade receivables...................................  $ 10,326     $1,345     $  (142)
      Inventories.........................................    (1,455)       (97)      1,221
      Other assets........................................   (11,274)      (669)     (1,795)
                                                            --------     ------     -------
              Total.......................................    (2,403)       579        (716)
    Increase (decrease) in liabilities:
      Accounts payable....................................     3,748      3,569       2,103
      Accrued compensation................................     5,929      3,422       1,109
      Income taxes........................................     4,498      1,087      (2,112)
      Other liabilities...................................     2,540      1,705       2,549
                                                            --------     ------     -------
              Total.......................................    16,715      9,783       3,649
                                                            --------     ------     -------
    Net cash increase from changes in assets and
      liabilities.........................................  $ 19,118     $9,204     $ 4,365
                                                            ========     ======     =======

9.  COMMITMENTS AND CONTINGENCIES

     The Company guarantees $21,643,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

     The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through March 2000. Total rental expense amounted to $2,009,000 in 1994, $1,618,000 in 1993, and $1,596,000 in 1992. Minimum rental commitments under operating leases with noncancelable terms in excess of one year are (in thousands):

     1995........................................................  $1,701
     1996........................................................   1,348
     1997........................................................     910
     1998........................................................     589
     1999........................................................     160
     Thereafter..................................................      15
                                                                   ------
     Total                                                         $4,723
                                                                   ======

     There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

10.  COMMON STOCK AND STOCK PLANS

     On May 9, 1994 the Company filed a registration statement with the Securities and Exchange Commission registering 1,581,250 shares of Class A common stock which were sold by the Company and certain stockholders in a combined primary and secondary offering to the public. Selling stockholders converted 625,000 shares of Class B common stock into Class A common stock and the Company converted 750,000 Class B shares held in treasury (at no cost). In addition, 206,250 Class A shares were issued to cover over-allotments in the offering. As a result of the offering, the number of outstanding common shares increased by 956,250.

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

     The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 1994, 444,690 shares of Class A common stock have been issued under the Purchase Plan.

     The Company's 1987 Stock Option Plan (the 1987 Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Plan permits the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights (SARS), the Company does not intend to avail itself of this alternative except in limited circumstances.

     On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan (1994 Employee Plan) which was ratified by stockholders in May 1994 and reserves 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 Employee Plan.

     The Company's stock option plan for outside (nonemployee) directors (the Directors' Plan) provides for the issuance of up to 150,000 shares of Class A stock. Under the plan each outside director is granted an option at fair market value at the conclusion of each regular annual meeting of stockholders for 1,500 shares. Terms of the Directors' Plan are similar to the terms of the Employee Plans. Outstanding options are summarized as follows:

                                                       EMPLOYEE PLANS             DIRECTORS' PLAN
                                                     -------------------         ------------------
                                                                 AVERAGE                    AVERAGE
                                                     OPTIONS      PRICE          OPTIONS     PRICE
                                                     -------     -------         -------    -------
Outstanding, December 31, 1991.....................  395,200     $ 16.99          21,000    $ 19.88
Granted............................................  108,600       19.50          10,500      20.75
Exercised..........................................   (1,025)      16.00              --         --
Surrendered for SARS...............................  (23,500)      15.66              --         --
Forfeited..........................................   (9,975)      22.66              --         --
                                                     -------                     -------
Outstanding, December 31, 1992.....................  469,300       17.52          31,500      20.17
Granted............................................       --          --          10,500      22.38
Exercised..........................................   (4,425)      15.26              --         --
Forfeited..........................................   (3,575)      17.78              --         --
                                                     -------                     -------
Outstanding December 31, 1993......................  461,300       17.54          42,000      20.72
Granted............................................  237,900       22.06          13,500      22.50
Exercised..........................................  (45,150)      15.96              --         --
Forfeited..........................................   (1,950)      20.73         (1,500)      22.50
                                                     -------                     -------
Outstanding December 31, 1994......................  652,100       19.29          54,000      21.11
                                                     =======                     =======

     In the 1987 Employee Plan, there are 261,725 options exercisable as of December 31, 1994. In January 1994, the Company granted 104,500 options to employees using substantially all shares reserved in the plan. In the 1994 Employee Plan 516,600 remain for future grants and none of the options are exercisable. In the Directors' Plan 26,250 shares were exercisable at December 31, 1994 and 96,000 are available for future awards.

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

                                                           1ST        2ND        3RD        4TH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                        ---------  ---------  ---------  ---------
1994:
Revenues-net..........................................  $ 108,924  $ 118,643  $ 117,098  $ 126,753
Operating income......................................     11,605     20,542     17,300     22,421
Net income............................................      5,897     11,017     15,716     14,015
Net income per common share...........................        .20        .37        .53        .47

1993:
Revenues-net..........................................  $ 105,282  $ 113,458  $ 111,282  $ 119,093
Operating income......................................     10,546     16,962     16,396     21,200
Net income............................................      4,768      8,514      7,341     11,175
Net income per common share...........................        .17        .30        .25        .39

1992:
Revenues -- net.......................................  $ 101,292  $ 111,169  $ 110,503  $ 117,283
Operating income......................................      9,881     16,246     16,856     18,940
Income before cumulative effects of accounting
  changes.............................................      4,488      7,831      8,699      9,153
Net income............................................      4,147      7,831      8,699      9,153
Income per common share before cumulative effects of
  accounting changes..................................        .15        .27        .30        .32
Net income per common share...........................        .14        .27        .30        .32

     Please see note 5 for discussions of credits recorded in the third quarter of 1994 and charges recorded in the third quarter of 1993. In the fourth quarter of 1992 an early retirement expense of $2,593,000 was recorded.

                          INDEPENDENT AUDITOR'S REPORT

McClatchy Newspapers, Inc.:

     We have audited the accompanying consolidated balance sheets of McClatchy Newspapers, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McClatchy Newspapers, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in note 2 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards (SFAS) No. 109 and changed its method of accounting for postretirement health care and life insurance benefits to conform to SFAS No. 106.

DELOITTE & TOUCHE LLP
Sacramento, California
February 1, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", and "Pension Plans" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)   (1) Financial statements and independent auditor's report on pages 12 through 26.
           Consolidated Balance Sheet
           Consolidated Statement of Income
           Consolidated Statement of Cash Flows
           Consolidated Statement of Stockholders' Equity
           Notes to Consolidated Financial Statements
           Independent Auditor's Report
       (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the three years ended December 31, 1994. All other schedules are omitted as not applicable under the rules of Regulation S-X.
       (3) Exhibits
           3.1      The Company's Restated Certificate of Incorporation included in Exhibit 3.1 to the Company's 1988 Report on Form 10-K filed with the Securities and
                    Exchange Commission (the "Commission") on March 29, 1989 (incorporated herein by reference).
           3.2      The Company's By-laws included in Exhibit 6.2 to the Company's Registration
                    Statement on Form 8-A filed with the Commission on November 28, 1988
                    (incorporated herein by reference).
          10.1      The Amended and Restated Agreement for Standby Letter of Credit dated
                    December 23, 1993.
          10.2      Ponderay Newsprint Company Partnership Agreement dated as of September 12,
                    1985 between Lake Superior Forest Products, Inc., Central Newsprint
                    Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper
                    Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint
                    Company and Nimitz Paper Company included in Exhibit 10.10 to the Company's
                    Registration Statement No. 33-17370 on Form S-1 (incorporated herein by reference).
        **10.3      The Company's Management by Objective Plan Description included in Exhibit
                    10.1 to the Company's Registration Statement No. 33-17270 on Form S-1
                    (incorporated herein by reference).
        **10.4      The Company's Supplemental Executive Retirement Plan included in Exhibit
                    10.7 to the Company's 1988 Report on Form 10-K (incorporated herein by reference).
        **10.5      The Company's 1987 Stock Option Plan included in Exhibit 10.8 to the
                    Company's 1988 Report on Form 10-K and Amendment to the Plan included in
                    Exhibit 10.15 to the Company's 1990 Report on Form 10-K (incorporated herein by reference).
        **10.6      The Company's 1994 Stock Option Plan dated January 26, 1994.

       **10.7      The Company's Group Executive Life Insurance Plan included in Exhibit 10.9 to the Company's Registration Statement No. 33-17270 on Form S-1
                   (incorporated herein by reference).
       **10.8      The Company's Group Executive Long Term Disability Insurance Plan included in Exhibit 10.8 to the Company's Registration Statement No. 33-17270 on
                   Form S-1 (incorporated herein by reference).
       **10.9      Employment Agreement between the Company and Erwin Potts dated October 17,
                   1989 filed with the Commission in Exhibit 10.12 to the Company's 1989
                   Report on Form 10-K (incorporated herein by reference).
      **10.10      The Company's Executive Performance Plan adopted by the Board of Directors on January 1, 1990 filed with the Commission in Exhibit 10.13 to the
                   Company's 1989 Report on Form 10-K (incorporated herein by reference).
      **10.11      The Company's 1990 Directors' Stock Option Plan executed on July 25, 1990 included in Exhibit 10.14 to the Company's 1990 Report on Form 10-K
                   (incorporated herein by reference).
        21         Subsidiaries of the Company included in Exhibit 21 to the Company's 1993
                   Report on Form 10-K (incorporated herein by reference).
        23         Consent of Deloitte & Touche LLP.
        24         Power of Attorney on behalf of James B. McClatchy, Erwin Potts, William
                   Ellery McClatchy, William L. Honeysett, Betty Lou Maloney, James P. Smith,
                   William K. Coblentz, Joan F. Lane, S. Donley Ritchey, William M. Roth,
                   Frederick R. Ruiz, H. Roger Tatarian and Robert W. Berger.
        27         Financial Data Schedule for the Year Ended December 31, 1994

---------------
** Compensation plans or arrangements for the Company's executive officers and directors.

(b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1995.

                                          McCLATCHY NEWSPAPERS, INC.

                                          By /s/     JAMES B. MCCLATCHY*
                                            ------------------------------------
                                                     James B. McClatchy
                                                   Chairman of the Board

                                          *By: /s/     JAMES P. SMITH
                                             -----------------------------------
                                                      (James P. Smith,
                                                      Attorney-in-Fact)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                  TITLE                    DATE
------------------------------------------    -------------------------------  ---------------
PRINCIPAL EXECUTIVE OFFICERS:

/s/         JAMES B. MCCLATCHY*               Publisher and Chairman of the    March 29, 1995
------------------------------------------    Board
           (James B. McClatchy)

/s/            ERWIN POTTS*                   President, Chief Executive       March 29, 1995
------------------------------------------    Officer and Director
              (Erwin Potts)

PRINCIPAL FINANCIAL OFFICER:

 /s/          JAMES P. SMITH*                 Vice President, Finance,         March 29, 1995
------------------------------------------    Treasurer and Director
             (James P. Smith)

PRINCIPAL ACCOUNTING OFFICER:

/s/          ROBERT W. BERGER*                Controller                       March 29, 1995
------------------------------------------
            (Robert W. Berger)

DIRECTORS:

/s/        WILLIAM K. COBLENTZ*               Director                         March 29, 1995
------------------------------------------
          (William K. Coblentz)

/s/        WILLIAM L. HONEYSETT*              Executive Vice President, and    March 29, 1995
------------------------------------------    Director
          (William L. Honeysett)

/s/            JOAN F. LANE*                  Director                         March 29, 1995
------------------------------------------
              (Joan F. Lane)


                SIGNATURE                                  TITLE                    DATE
------------------------------------------    -------------------------------  ---------------

/s/         BETTY LOU MALONEY*                Director                         March 29, 1995
------------------------------------------
           (Betty Lou Maloney)

/s/      WILLIAM ELLERY MCCLATCHY*            Director                         March 29, 1995
------------------------------------------
        (William Ellery McClatchy)

/s/       S. DONLEY RITCHEY, JR.*             Director                         March 29, 1995
------------------------------------------
         (S. Donley Ritchey, Jr.)

/s/          WILLIAM M. ROTH*                 Director                         March 29, 1995
------------------------------------------
            (William M. Roth)

/s/         FREDERICK R. RUIZ*                Director                         March 29, 1995
------------------------------------------
           (Frederick R. Ruiz)

/s/         H. ROGER TATARIAN*                Director                         March 29, 1995
------------------------------------------
           (H. Roger Tatarian)

*By:           JAMES P. SMITH
     -------------------------------------
               James P. Smith
             (Attorney-in-Fact)

                                                                     SCHEDULE II

                  MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

               COLUMN A                 COLUMN B             COLUMN C              COLUMN D        COLUMN E
               ---------                --------     ------------------------    -------------    ----------
                                                            ADDITIONS            DEDUCTIONS(1)
                                                     ------------------------    FOR PURPOSES
                                         BALANCE     CHARGED TO    CHARGED TO      FOR WHICH      BALANCE AT
                                        BEGINNING    COSTS AND       OTHER         ACCOUNTS         END OF
                                        OF PERIOD     EXPENSES      ACCOUNTS      WERE SET UP       PERIOD
                                        ---------    ----------    ----------    -------------    ----------
YEAR ENDED DECEMBER 31, 1992:
  Deducted from assets to which they
     apply:
  Uncollectible accounts..............   $(2,499)      $(3,509)     $   --           $3,908        $(2,100)

YEAR ENDED DECEMBER 31, 1993:
  Deducted from assets to which they
     apply:
  Uncollectible accounts..............   $(2,100)      $(3,567)     $   --           $3,910        $(1,757)

YEAR ENDED DECEMBER 31, 1994:
  Deduct from assets to which they
     apply:
  Uncollectible accounts..............   $(1,757)      $(3,551)     $   --           $3,308        $(2,000)

---------------
(1) Amounts written off net of bad debt recoveries.

                               INDEX OF EXHIBITS

EXHIBIT
--------
   3.1*    The Company's Restated Certificate of Incorporation included in Exhibit 3.1 to the
           Company's 1988 Report on Form 10-K filed with the Securities and Exchange
           Commission (the "Commission") on March 29, 1989.
   3.2*    The Company's By-laws included in Exhibit 6.2 to the Company's Registration
           Statement on Form 8-A filed with the Commission on November 28, 1988.
  10.1     The Amended and Restated Agreement for Standby Letter of Credit dated December 23,
           1994.
  10.2*    Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc.,
           Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint
           Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper
           Company included in Exhibit 10.10 to the Company's Registration Statement No.
           33-17370 on Form S-1.
**10.3*    The Company's Management by Objective Plan Description included in Exhibit 10.1 to the Company's Registration Statement No. 33-17270 on Form S-1.
**10.4*    The Company's Supplemental Executive Retirement Plan included in Exhibit 10.7 to the Company's 1988 Report on Form 10-K.
**10.5*    The Company's 1987 Stock Option Plan included in Exhibit 10.8 to the Company's
           1988 Report on Form 10-K and Amendment to the Plan included in Exhibit 10.15 to the Company's 1990 Report on Form 10-K.
**10.6     The Company's 1994 Stock Option Plan dated January 26, 1994.
**10.7*    The Company's Group Executive Life Insurance Plan included in Exhibit 10.9 to the
           Company's Registration Statement No. 33-17270 on Form S-1.
**10.8*    The Company's Group Executive Long Term Disability Insurance Plan included in
           Exhibit 10.8 to the Company's Registration Statement No. 33-17270 on Form S-1.
**10.9*    Employment Agreement between the Company and Erwin Potts dated October 17, 1989 included in Exhibit 10.12 to the Company's 1989 Report on Form 10-K.
**10.10*   The Company's Executive Performance Plan adopted by the Board of Directors on
           January 1, 1990 included in Exhibit 10.13 to the Company's 1989 Report on Form
           10-K.
**10.11*   The Company's 1990 Directors' Stock Option Plan included in Exhibit 10.14 to the
           Company's 1990 Report on Form 10-K.
  21*      Subsidiaries of the Company included in Exhibit 21 to the Company's 1993 Report on
           Form 10-K.
  23       Consent of Deloitte & Touche LLP.
  24       Power of Attorney on behalf of James B. McClatchy, Erwin Potts, William Ellery
           McClatchy, William L. Honeysett, Betty Lou Maloney, James P. Smith, William K.
           Coblentz, Joan F. Lane, S. Donley Ritchey, William M. Roth, Frederick R. Ruiz, H.
           Roger Tatarian and Robert W. Berger.
  27       Financial Data Schedule for the Year Ended December 31, 1994.

---------------
 * Incorporated by reference

** Compensation plans or arrangements for the Company's executive officers and directors.