Form 10-Q
period 1995-03-31
MCCLATCHY NEWSPAPERS INC
filed 1995-05-11
CIK 822043

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1995


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

   The number of shares of each class of common stock outstanding as of May 8, 1995:

             Class A Common Stock                6,750,943
             Class B Common Stock               23,176,789


                                     1 of 17
                            McCLATCHY NEWSPAPERS, INC.

                                INDEX TO FORM 10-Q





                                                                Page
   Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements:

          Consolidated Balance Sheet - March 31, 1995
             (unaudited) and December 31, 1994                   3

          Consolidated Statement of Income for the
             Three Months Ended March 31, 1995
             and 1994 (unaudited)                                5

          Consolidated Statement of Cash Flows for
             the Three Months Ended March 31, 1995
             and 1994 (unaudited)                                6

          Consolidated Statement of Stockholders'
             Equity for the Period from January 1,
             1994 to March 31, 1995 (unaudited)                  7

          Notes to Consolidated Financial Statements
             (unaudited)                                         8

      Item 2 - Management's Discussion and Analysis of
          Results of Operations and Financial Condition         15

   Part II - OTHER INFORMATION                                  17
   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                           March 31,       December 31,

                                             1995             1994

                                         (Unaudited)

    Current assets:
    Cash and cash equivalents            $   92,491         $   68,574
    Short-term investments                   14,021             29,448
    Trade receivables (less
      allowances of $2,314 in
      1995 and $2,000 in 1994)               50,277             58,185
    Other receivables                         1,718              1,704
    Newsprint, ink and other
      inventories                             8,978              8,578
    Deferred income taxes                    11,451             11,425
    Other current assets                      3,594              2,476
      Total current assets                  182,530            180,390

    Property, plant and
    equipment:
    Land                                     19,603             19,591
    Buildings and improvements              126,406            126,055
    Equipment                               300,443            299,717
    Construction in progress                 14,047              9,885
      Total                                 460,499            455,248
    Accumulated depreciation               (187,401)          (180,601)
      Net property, plant and
         equipment                          273,098            274,647
    Intangibles - net                       114,104            115,446
    Long-term investments                    11,302             11,303
    Investment in newsprint mill
      partnership                             4,856              4,111

    Other assets                                740                740

    Total assets                          $ 586,630          $ 586,637




                  See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                            CONSOLIDATED BALANCE SHEET
                       (In thousands, except share amounts)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,       December 31,

                                            1995               1994

                                         (Unaudited)
    Current liabilities:
    Accounts payable                      $  14,672          $  17,791
    Accrued compensation                     33,987             32,253
    Income taxes                              4,008              5,615
    Unearned revenue                         12,766             12,096
    Carrier deposits                          3,384              3,331
    Other accrued liabilities                 6,506              8,006
      Total current liabilities              75,323             79,092

    Long-term obligations                    14,624             14,961

    Deferred income taxes                    50,339             50,364

    Commitments and contingencies
      (note 8)

    Stockholders' equity:
    Common stock $.01 par value:
      Class A - authorized
      50,000,000 shares, issued
      6,755,997 in 1995 and
      6,638,022 in 1994                          68                 66
      Class B - authorized
      30,000,000 shares, issued
      23,176,789 in 1995 and
      23,276,789 in 1994                        232                233
    Additional paid-in capital               61,613             61,290
    Retained earnings                       384,802            381,002
    Treasury stock, 20,000 Class A
      shares                                   (371)              (371)
      Total stockholders' equity            446,344            442,220

    Total liabilities and
      stockholders' equity                $ 586,630          $ 586,637




                  See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                    1995         1994


                                                        (Unaudited)
    Revenues - net:
    Advertising                                   $ 87,073     $ 83,829
    Circulation                                     21,707       21,194
    Other                                            5,018        3,901
     Total                                         113,798      108,924

    Operating expenses:
    Compensation                                    51,767       50,198
    Newsprint and supplements                       19,066       14,708
    Depreciation and amortization                    9,238        9,520
    Other operating expenses                        23,369       22,893
     Total                                         103,440       97,319

    Operating income                                10,358       11,605

    Nonoperating expenses (income):
    Interest expense                                    10            3
    Investment income                               (1,581)        (354)
    Partnership losses                                 700        1,500
    Other - net                                         (7)          20
     Total                                            (878)       1,169

    Income before income tax provision              11,236       10,436
    Income tax provision                             4,594        4,539

    Net income                                    $  6,642     $  5,897

    Net income per common share                   $   0.22     $   0.20

    Weighted average number
     of common shares                               29,998       28,937


                  See notes to consolidated financial statements
                            McCLATCHY NEWSPAPERS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                             Three Months Ended March 31,

                                                1995              1994
                                                       (Unaudited)
    Cash provided (used) by operating
      activities:
    Net income                               $  6,642           $  5,897
    Reconciliation to net cash
      provided:
      Depreciation and amortization             9,275              9,563
      Partnership losses                          700              1,500
      Changes in certain assets and
         liabilities - net                      2,182             10,218
      Other                                       (52)            (2,094)
    Net cash provided by operating
      activities                               18,747             25,084
    Cash provided (used) by investing
       activities:
    Maturities of investments held
       to maturity                             23,849                  -
    Proceeds from investments
       available for sale                       1,007                  -
    Purchases of investments held
       to maturity                             (5,940)                 -
    Purchases of investments
       available for sale                      (3,488)                 -
    Purchase of property, plant and
      equipment                                (5,925)            (7,865)
    Advances to newsprint mill
      partnership                              (1,445)            (1,350)
    Other - net                                  (370)                51
    Net cash provided (used) by
      investing activities                      7,688             (9,164)

    Cash provided (used) by financing
      activities:
    Payment of cash dividends                  (2,842)            (2,308)
    Other - principally stock
       issuances                                  324                110
    Net cash used by financing
      activities                               (2,518)            (2,198)
    Net change in cash and cash
      equivalents                              23,917             13,722
    Cash and cash equivalents,
      beginning of year                        68,574             42,326
    Cash and cash equivalents,
      end of period                          $ 92,491           $ 56,048
    Other cash flow information:

    Cash paid during the period for:
      Income taxes (net of refunds)          $  6,235           $ 1,700

                  See notes to consolidated financial statements

                                        McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                            (In thousands, except share and per share amounts)
                                          Par Value        Additional            Treasury
                                       Class A   Class B     Paid-In   Retained    Stock

                                        Common    Common     Capital   Earnings   At Cost   Total

    Balances, December 31, 1993           $ 51     $238       $39,472  $344,133    $(371)  $383,523

    Net income (3 months)                                                5,897                5,897
    Dividends paid ($.08 per share)                                     (2,308)              (2,308)
    Conversion of 272,000 Class B to
      Class A                                3       (3)
    Issuance of 16,256 Class A under
     employee stock plans                                         281                           281


    Balances, March 31, 1994                54      235        39,753  347,722      (371)   387,393
    Net income (9 months)                                               40,748               40,748
    Dividends paid ($.25 per share)                                     (7,468)              (7,468)
    Conversion of 205,000 Class B
       shares to Class A                     2       (2)
    Issuance of 956,250 Class A
       shares to public                      9                 19,992                        20,001
    Issuance of 88,066 Class A
       shares under employee plans           1                  1,545                         1,546


    Balances December 31, 1994              66      233        61,290  381,002      (371)   442,220
    Net income (3 months)                                                6,642                6,642
    Dividends paid ($.095 per share)                                    (2,842)              (2,842)
    Conversion of 100,000 Class B to
      Class A                                1       (1)
    Issuance of 17,975 shares under
      employee plan                          1                    323                           324

    Balance, March 31, 1995               $ 68     $232       $61,613  $384,802    $(371)  $446,344



                                   See notes to consolidated statements

   /TABLE

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   1. SIGNIFICANT ACCOUNTING POLICIES

      McClatchy Newspapers, Inc. (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in western coastal states and South Carolina.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Revenue recognition - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

      Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

      Investments consist of the following classified as short-term securities: $5,940,000 of commercial paper maturing on May 30, 1995 which will be held to maturity, and is valued at amortized cost; and $8,081,000 of U.S. and local government debt securities maturing through October 5, 1995, which are available for sale and recorded at amortized cost because the unrecognized gains and losses to adjust to market value is not significant by security or in total. Long-term investments consist of U.S. and local government debt securities totalling $11,302,000 maturing through November 15, 1997, which are classified as available for sale and recorded at amortized cost because the unrecognized gains and losses to adjust to market value is not significant by security or in total. Costs for investment securities are determined by specific identification. No gains or losses were realized in 1995 or 1994.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   1. SIGNIFICANT ACCOUNTING POLICIES - Continued

      Concentrations of credit risks - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions and are currently invested in the highest rated commercial paper and government securities. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

      Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $3,531,000 at March 31, 1995 and $2,856,000 at December 31, 1994.

      Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For three months ended March 31, 1995 and 1994 such interest was nominal.

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

      Deferred income taxes result from temporary differences between amounts reported for financial and income tax reporting purposes. See note 4.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   1. SIGNIFICANT ACCOUNTING POLICIES - Continued

      Earnings per share are based on the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options - see note 9).


   2. INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

      A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in the State of Washington. The Company has guaranteed certain debt (see note 8) and has committed to take 28,400 metric tons of annual production on a "take-if-tendered" basis until March 1, 2001. The Company purchased $3,311,000 and $3,185,000 of newsprint from Ponderay in the three months ended March 31, 1995 and 1994, respectively. For the three months ended March 31, Ponderay net revenues and net losses were $31,581,000 and $5,405,000 in 1995 and $23,118,000 and $11,556,000 in 1994.


   3. LONG-TERM OBLIGATIONS

      Long-term obligations consist of (in thousands):

                                        March 31,      December 31,
                                         1995              1994

    Postretirement benefits
      obligation                       $  9,172          $  9,209

    Other long-term obligations           5,452             5,752

    Total long-term obligations        $ 14,624          $ 14,961


    Long-term obligations mature as follows (in thousands):


    Year Ending March 31,
    1997                                    $   1,043
    1998                                          874
    1999                                          426
    2000                                          324
    Thereafter                                 11,957

    Total                                   $  14,624


      The Company has an outstanding letter of credit for $4,861,000. Other long-term obligations consist primarily of deferred compensation and supplemental retirement benefits.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   4. INCOME TAX PROVISIONS

      Income tax provisions consist of (in thousands):

                                               Three Months Ended
                                                      March 31,
                                                1995        1994


    Current:
      Federal                                  $ 3,811     $ 7,482
      State                                        834         793

    Deferred:
      Federal                                      (23)     (3,708)
      State                                        (28)        (28)

    Income tax provision                       $ 4,594     $ 4,539


      The effective tax rate and the statutory federal income tax rate are reconciled as follows:


    Statutory rate                                35.0%       35.0%
    State taxes, net of federal
      benefit                                      4.7         5.0
    Amortization of intangibles                    0.9         2.5
    Other                                          0.3         1.0

    Effective rate                                40.9%       43.5%

         The components of deferred taxes recorded in the Company's Balance Sheet on March 31, 1995 and December 31, 1994 are (in thousands):

                                                 1995       1994
    Depreciation and amortization             $ 40,779    $ 40,535
    Partnership losses                          11,009      11,147
    State taxes                                    191         201
    Deferred compensation                      (13,233)    (13,085)
    Other                                          142         142

      Deferred tax liability (net of
      $11,451 in 1995 and $11,425 in 1994
      reported as current assets)             $ 38,888    $ 38,940

    /TABLE

                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   5.   INTANGIBLES

      Intangibles consist of (in thousands):

                                       March 31,     December 31,
                                         1995            1994
    Identifiable intangible assets,  $  125,968        $ 125,511
      primarily customer lists
    Excess purchase prices over
      identifiable intangible            64,400           64,400
      assets
      Total                             190,368          189,911
    Less accumulated amortization        76,264           74,465

    Intangibles - net                 $ 114,104        $ 115,446



   6.   EMPLOYEE BENEFIT PLANS

      The Company has a defined benefit pension plan (retirement plan) for a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plan are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

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

      Expenses of these plans for the three months ended March 31, 1995 and 1994 were $1,703,000 and $1,408,000, respectively.

      The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months then ended March 31, 1995 and 1994 were $970,000 and $968,000, respectively.

      The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended March 31, 1995 and 1994, postretirement benefit expenses were $150,000 and $225,000, respectively.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   7.   CASH FLOW INFORMATION

      Cash provided or used by operations in the three months ended March 31, 1995 and 1994 was affected by changes in certain assets and liabilities as follows (in thousands):

                                          1995            1994
    Increase (decrease) in assets:
    Receivables                        $ (7,945)        $ (3,792)
    Inventories                             400           (2,697)
    Other assets                          1,118            1,059
      Total                              (6,427)          (5,430)

    Increase (decrease) in
       liabilities:
    Accounts payable                     (3,119)          (2,191)
    Accrued compensation                  1,595            1,667
    Income taxes                         (1,607)           4,825
    Other liabilities                    (1,114)             487
      Total                              (4,245)           4,788

    Net cash increase from changes
        in assets and liabilities      $  2,182         $ 10,218



   8.   COMMITMENTS AND CONTINGENCIES

      The Company guarantees $21,602,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

      There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.


   9.   COMMON STOCK AND STOCK PLANS

      On May 9, 1994 the Company filed a registration statement with the Securities and Exchange Commission registering 1,581,250 shares of Class A common stock to be sold by the Company and certain selling stockholders in a combined primary and secondary offering to the public. Selling stockholders converted 625,000 shares of Class B common to Class A common stock and the Company converted 750,000 Class B shares held in treasury (at no cost). In addition, 206,250 Class A shares were issued to cover over-allotments in the offering. As a result of the offering, the number of outstanding shares increased 956,250.
                            McCLATCHY NEWSPAPERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   9.  COMMON STOCK AND STOCK PLANS - Continued

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

       The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of March 31, 1995, 459,815 shares of Class A common stock have been issued under the Purchase Plan.

       The Company's 1987 Stock Option Plan (1987 Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Employee Plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances.

       On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan (1994 Employee Plan) which was approved by stockholders in May 1994 and reserves 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 Employee Plan.

       The Company's stock option plan for outside (nonemployee) directors (Directors' Plan) provides for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,500 shares annually. Terms of the Directors' Plan are similar to the terms of the Employee Plans.

       In the 1987 Employee Plan, there are 356,550 options exercisable as of March 31, 1995. Substantially all of the shares reserved in the plan have been granted. In the 1994 Employee Plan 516,600 remain for future grants and none of the options are exercisable. A total of 647,350 options are outstanding in the employee plans at an average option price of $19.30 per share. In the Directors' Plan 54,000 options are outstanding at an average price of $21.11 per share, 37,125 shares were exercisable at March 31, 1995 and 96,000 are available for future awards.
   Item 2 - Management's Discussion And Analysis Of Results Of Operations And Financial Condition

   Recent Events

       Three newsprint price increases were implemented by newsprint producers in May, August and December of 1994, and a fourth was implemented in March 1995 as increasing advertising lineage created a greater demand for newsprint. An additional price increase was announced for May 1995. These increases reduced the Company's first quarter operating income and will continue to put pressure on earnings in 1995. Advertising and circulation volume and rate increases, coupled with company-wide cost control programs focused on newsprint usage and all other categories of expenses have, in the past, mitigated the impact of newsprint price increases. The Company intends to continue to pursue all of these measures; however, they may not have the same effect on future results.

       First quarter 1994 earnings reflect a pretax charge of $768,000 for closing many of the Company's Senior Spectrum tabloids which served readers over age 55. Two Sacramento area weekly tabloids continue to be published. However, monthly tabloids outside of the Sacramento area were not profitable as advertisers reduced expenditures in niche publications.

   First Quarter 1995 Compared to 1994

       Net income increased 12.6% to $6.6 million versus $5.9 million in 1994. While revenues increased 4.5% to $113.8 million, operating expenses, led by a 29.6% increase in newsprint and supplements, increased 6.3%. As a result, operating income fell 10.7% versus 1994. A $1.2 million gain in investment income and smaller losses from the Company's joint venture in Ponderay newsprint mill were major factors in the increase in net income.

       Net revenues and earnings growth would have been greater but for two unrelated events. Heavy rains and flooding in Northern California, home of three of the Company's larger newspapers, depressed advertising activity as the severe weather conditions kept consumers at home for much of the first quarter. Also, pre-Easter advertising was largely recorded in the first quarter of 1994, but will be in the second quarter of 1995 due to the holiday being later this year.

       Advertising revenues increased 3.9% to $87.1 million due primarily to advertising rate increases at most of the Company's newspapers.  Advertising volumes, which started out strong in January declined in February and March.
       Full run "run-of-press" (ROP) advertising, which is found in the body of the newspaper and accounts for a majority of advertising revenue, increased nominally.  Increases in classified and national linage offset a decline in retail advertising.  In particular, full-run ROP linage was down 2.6% at The
   Sacramento, Fresno and Modesto Bees.  Gains at the Company's next four largest newspapers offset the losses in Northern California.

       In other categories of advertising, part-run ROP linage (found in zoned editions of the newspapers) in the Company's seven largest dailies was even with 1994. Linage in total-market-coverage products distributed to nonsubscribers increased 5.9% and the number of preprinted advertising inserts distributed in newspapers increased 3.5%. Advertising linage in the Company's 13 other newspapers increased 0.7%.

       Circulation revenues posted a 2.4% gain reflecting increased home-delivery rates at certain newspapers and higher average paid circulation. On average, the number of daily subscribers increased 0.8% over the 1994 quarter and Sunday was up 0.4%.

       Other revenues continued to grow at a faster rate than advertising and circulation, up 28.6% to $5.0 million. Increased commercial printing at McClatchy Printing Company and at The News Tribune and Tri-City Herald in Washington state was the primary source of the increased revenues.

       The overwhelming factor in the increase in operating expenses was higher prices paid for newsprint due to four newsprint price hikes beginning in May 1994. Newsprint and supplement expense increased 29.6% as the higher prices offset lower usage.

       In other operating expense categories, compensation costs rose 3.1% reflecting a 2.4% increase in salaries and 5.6% increase in the cost of fringe benefits. The increase in fringe benefits related mostly to higher reserves for workers' compensation and retirement benefits. Deprecation and amortization was down 3.0% as certain assets at the South Carolina newspapers and the Tri-City Herald became fully depreciated or amortized. Other operating expenses increased 2.1% as cost containment measures held them below inflation and because 1994 expenses included costs of closing the Senior Spectrum tabloids.

       In the nonoperating area the Company gained $2.0 million from a $1.2 million increase in investment income and a reduction in McClatchy's share of the Ponderay newsprint mill loss of $800,000.

       The Company's effective tax rate was 40.9% versus 43.5% in 1994 due primarily to a drop in nondeductible amortization of intangibles. See note 4 to the consolidated financial statements.
   Liquidity & Capital Resources

       The Company's cash and cash equivalent position improved $23.9 million from year-end 1994 to $92.5 million at March 31, 1995. While $18.7 million of cash was generated by operations and $24.9 million was generated by investment proceeds, a portion of the funds were used for capital expenditures, proceeds to Ponderay newsprint mill, short-term investment securities and dividends. Capital expenditures are projected to be $35.8 million in 1995.

       The Company has a partnership interest in a newsprint mill which has incurred losses since 1989. However, its losses are expected to diminish assuming newsprint prices continue to increase. The Company presently intends, when necessary, to contribute funds to help finance its share of the mill's cash needs. See notes 2 and 8 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

       See note 3 for a discussion of the Company's long-term obligations.

       Management is of the opinion that operating cash flow and cash and investment balances are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


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


                                      McClatchy Newspapers, Inc.
                                             Registrant



   Date:  May 10, 1995                /s/ James P. Smith
                                      James P. Smith
                                      Vice President,
                                      Finance and Treasurer