Form 10-Q
period 1995-06-30
MCCLATCHY NEWSPAPERS INC
filed 1995-08-14
CIK 822043

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 1995


                                       OR


      _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from __________ to ___________


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

                                   __________

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

The number of shares of each class of common stock outstanding as of August 10, 1995:

                        Class A Common Stock   6,812,315
                        Class B Common Stock  23,131,334
                  =============================================

                                    1 of 23

                           McCLATCHY NEWSPAPERS, INC.

                               INDEX TO FORM 10-Q





                                                                                                        Page
                                                                                                        ----
Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements:

           Consolidated Balance Sheet - June 30, 1995
                 (unaudited) and December 31, 1994                                                        3

           Consolidated Statement of Income for the
                 Three Months and Six Months Ended June 30,
                 1995 and 1994 (unaudited)                                                                5

           Consolidated Statement of Cash Flows for
                 the Six Months Ended June 30, 1995
                 and 1994 (unaudited)                                                                     6

           Consolidated Statement of Stockholders'
                 Equity for the Period from January 1,
                 1994 to June 30, 1995 (unaudited)                                                        7

           Notes to Consolidated Financial Statements
                 (unaudited)                                                                              8

      Item 2 - Management's Discussion and Analysis of
           Results of Operations and Financial Condition                                                 17

Part II - OTHER INFORMATION                                                                              20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           McCLATCHY NEWSPAPERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                       JUNE 30,                  December 31,
                                                                         1995                        1994
                                                                      ----------                  -----------
                                                                      (UNAUDITED)
 CURRENT ASSETS:
 Cash and cash equivalents                                            $  103,753                  $   68,574
 Short-term investments                                                   14,157                      29,448
 Trade receivables (less
      allowances of $2,083 in 1995 and $2,000 in
      1994)                                                               50,248                      58,185
 Other receivables                                                         1,789                       1,704
 Newsprint, ink and other
      inventories                                                         11,336                       8,578
 Deferred income taxes                                                    11,428                      11,425
 Other current assets                                                      2,793                       2,476
                                                                       ---------                   ---------
      TOTAL CURRENT ASSETS                                               195,504                     180,390

 PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                     19,615                      19,591
 Buildings and improvements                                              126,627                     126,055
 Equipment                                                               302,857                     299,717
 Construction in progress                                                 17,781                       9,885
                                                                       ---------                   ---------
      TOTAL                                                              466,880                     455,248
 Accumulated depreciation                                               (194,113)                   (180,601)
                                                                       ---------                   ---------
      NET PROPERTY, PLANT AND
          EQUIPMENT                                                      272,767                     274,647

 INTANGIBLES - NET                                                       114,031                     115,446

 LONG-TERM INVESTMENTS                                                         -                      11,303

 INVESTMENT IN NEWSPRINT MILL
      PARTNERSHIP                                                          5,073                       4,111

 OTHER ASSETS                                                                914                         740
                                                                       ---------                   ---------

 TOTAL ASSETS                                                          $ 588,289                   $ 586,637
                                                                       =========                   =========




                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      JUNE 30,                  December 31,
                                                                        1995                       1994
                                                                      ---------                 ------------
                                                                     (UNAUDITED)
 CURRENT LIABILITIES:
 Accounts payable                                                     $  11,721                   $  17,791
 Accrued compensation                                                    21,016                      32,253
 Income taxes                                                             2,361                       5,615
 Unearned revenue                                                        12,587                      12,096
 Carrier deposits                                                         3,445                       3,331
 Other accrued liabilities                                                8,106                       8,006
                                                                      ---------                   ---------
     TOTAL CURRENT LIABILITIES                                           59,236                      79,092

 LONG-TERM OBLIGATIONS                                                   22,231                      14,961

 DEFERRED INCOME TAXES                                                   50,517                      50,364

 COMMITMENTS AND CONTINGENCIES
     (NOTE 8)

 STOCKHOLDERS' EQUITY:
 Common stock $.01 par value:
     Class A - authorized
     50,000,000 shares, issued 6,770,943 in 1995
     and 6,638,022 in 1994
                                                                             68                          66
     Class B - authorized 30,000,000 shares, issued
          23,176,789 in 1995 and 23,276,789 in 1994

                                                                            232                         233
 Additional paid-in capital                                              61,886                      61,290
 Retained earnings                                                      394,490                     381,002
 Treasury stock, 20,000 Class A shares                                     (371)                       (371)
                                                                      ---------                   ---------
     TOTAL STOCKHOLDERS' EQUITY                                         456,305                     442,220
                                                                      ---------                   ---------

 TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                             $ 588,289                   $ 586,637
                                                                      =========                   =========




                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                              -----------------------              ----------------------
                                              1995               1994              1995              1994
                                              ----               ----              ----              ----
                                                    (Unaudited)
 REVENUES - NET:
 Advertising                                $ 96,763            $ 92,978          $183,836          $176,807
 Circulation                                  21,712              21,196            43,419            42,390
 Other                                         6,173               4,496            11,191             8,370
                                            --------            --------          --------         ---------
    TOTAL                                    124,648             118,643           238,446           227,567

 OPERATING EXPENSES:
 Compensation                                 50,276              50,879           102,043           101,077
 Newsprint and
    supplements                               22,886              15,866            41,952            30,574
 Depreciation and
    amortization                               9,295               9,511            18,533            19,031
 Other operating
    expenses                                  22,457              21,845            45,826            44,738
                                            --------            --------          --------         ---------
    TOTAL                                    104,914              98,101           208,354           195,420
                                            --------            --------          --------         ---------

 Operating income                             19,734              20,542            30,092            32,147


 NONOPERATING
    EXPENSES (INCOME):
 Interest expense                                 14                   2                24                 5
 Investment income                            (1,574)               (610)           (3,155)             (964)
 Partnership losses                              350               1,500             1,050             3,000
 Other - net                                    (278)                 11              (285)               31
                                            --------            --------          --------          --------
    TOTAL                                     (1,488)                903            (2,366)            2,072
                                            --------            --------          --------          --------

 INCOME BEFORE INCOME
    TAX PROVISION                             21,222              19,639            32,458            30,075
 Income tax provision                          8,691               8,622            13,285            13,161
                                            --------            --------          --------          --------

 NET INCOME                                 $ 12,531            $ 11,017          $ 19,173          $ 16,914
                                            ========            ========          ========          ========

 NET INCOME PER
    COMMON SHARE                            $   0.42            $   0.37          $   0.64          $   0.58
                                            ========            ========          ========          ========

 WEIGHTED AVERAGE
   NUMBER OF COMMON
    SHARES                                    30,004              29,512            29,995            29,232

                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Six Months Ended June 30,
                                                                        --------------------------------
                                                                        1995                        1994
                                                                        ----                        ----
                                                                                   (Unaudited)
 CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES:
 Net income                                                          $  19,173                     $ 16,914
 Reconciliation to net cash
     provided:
     Depreciation and amortization                                      18,606                       19,112
     Partnership losses                                                  1,050                        3,000
     Changes in certain assets and
          liabilities - net                                             (8,046)                       3,261
     Other                                                                 130                       (1,350)
                                                                      --------                    ---------
 NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                         30,913                       40,937
 CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES:
 Maturities of investments held
    to maturity                                                         29,845                            -
 Proceeds from investments
    available for sale                                                   6,326                            -
 Purchases of investments held
    to maturity                                                         (5,940)                     (21,521)
 Purchases of investments
    available for sale                                                  (3,637)                           -
 Purchase of property, plant and
    equipment                                                          (12,879)                     (15,127)
 Acquisition of newspaper
     operations                                                         (2,042)                           -
 Advances to newsprint mill
     partnership                                                        (2,012)                      (2,565)
 Other - net                                                              (307)                         (15)
                                                                      --------                     --------
 NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                                                 9,354                      (39,228)
 CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES:
 Proceeds from public offering                                               -                       20,010
 Payment of cash dividends                                              (5,685)                      (4,694)
 Other - principally stock
    issuances                                                              597                          560
                                                                      --------                     --------
 NET CASH (USED) PROVIDED BY
    FINANCING ACTIVITIES                                                (5,088)                      15,876
                                                                      --------                     --------
 NET CHANGE IN CASH AND CASH
     EQUIVALENTS                                                        35,179                       17,585
 CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                  68,574                       42,326
                                                                      --------                     --------
 CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                    $103,753                     $ 59,911
                                                                      ========                     ========
 OTHER CASH FLOW INFORMATION:

 Cash paid during the period for:
     Income taxes (net of refunds)                                    $ 16,389                    $ 11,971

                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            PAR VALUE
                                                            ---------          ADDITIONAL                    TREASURY
                                                       CLASS A    CLASS B       PAID-IN        RETAINED       STOCK
                                                       COMMON     COMMON        CAPITAL        EARNINGS      AT COST       TOTAL
                                                       ------     ------       ----------      --------      -------       -----
 BALANCES, DECEMBER 31, 1993                            $51        $238         $39,472        $344,133       $(371)      $383,523
 Net income (6 months)                                                                           16,914                     16,914
 Dividends paid ($.16 per share)                                                                 (4,694)                    (4,694)
 Conversion of 367,000 Class B to Class A                 4          (4)
 Issuance of 32,453 Class A under
    employee stock plans                                                            568                                        568
 Issuance of 956,250 Class A shares to
    public                                                9                      20,001                                     20,010
                                                       ----        ----         -------        --------       -----       --------

 BALANCES, JUNE 30, 1994                                 64         234          60,041         356,353        (371)       416,321
 Net income (6 months)                                                                           29,731                     29,731
 Dividends paid ($.17 per share)                                                                 (5,082)                    (5,082)
 Conversion of 110,000 Class B shares
    to Class A                                            1          (1)
 Issuance of 71,869 Class A shares
    under employee stock plans                            1                       1,258                                      1,259
 Other                                                                               (9)                                        (9)
                                                       ----        ----         -------        --------       -----       --------

 BALANCES DECEMBER 31, 1994                              66         233          61,290         381,002        (371)       442,220
 Net income (6 months)                                                                           19,173                     19,173
 Dividends paid ($.19 per share)                                                                 (5,685)                    (5,685)
 Conversion of 100,000 Class B to Class A                 1          (1)
 Issuance of shares under employee stock
    plans                                                 1                         596                                        597
                                                        ---        ----         -------        --------       -----       --------

 BALANCE, JUNE 30, 1995                                 $68        $232         $61,886        $394,490       $(371)      $456,305
                                                        ===        ====         =======        ========       =====       ========





                      See notes to consolidated statements

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

      INVESTMENTS AT JUNE 30, 1995 consist of $14,157,000 of U.S. and local government debt securities maturing through November 15, 1997, which are available for sale and recorded at amortized cost because the unrecognized gains and losses to adjust to market value is not significant by security or in total. Certain available for sale securities which were classified as long-term investments in 1994 have been reclassified to short-term investments as they were sold in connection with the purchase of newspaper operations (see note 10).

      INVESTMENTS AT DECEMBER 31, 1994 consisted of the following classified as short-term securities: $23,849,000 of commercial paper which matured on March 15, 1995, were held to maturity, and valued at amortized costs; and $5,599,000 of U.S. and local government debt securities maturing through October 5, 1995 were available for sale and recorded at amortized costs because the unrecognized loss to adjust to market value was not significant by security or in total. Long-term investments consisted of U.S. and local government debt securities totalling $11,303,000 and maturing November 15, 1997, were classified as available for sale and recorded at amortized cost because the unrecognized loss to adjust to market value was not significant by

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

security or in total.

     Costs for investment securities are determined by specific identification. No gains or losses were realized in 1994 or 1995.

     CONCENTRATIONS OF CREDIT RISKS - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents, trade accounts receivables and investments. Cash and cash equivalents and investments are placed with major financial institutions and are currently invested in the highest rated commercial paper and government securities. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

     INVENTORIES are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $5,010,000 at June 30, 1995 and $2,856,000 at December 31, 1994.

     PROPERTY, PLANT AND EQUIPMENT are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For six months ended June 30, 1995 and 1994 such interest was nominal.

     DEPRECIATION is computed generally on a straight-line basis over estimated useful lives of:

     .   10 to 60 years for buildings

     .   9 to 20 years for presses

     .   3 to 10 years for other equipment

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


2.   INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

     A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in the State of Washington. The Company has guaranteed certain debt (see note 8) and has committed to take 28,400 metric tons of annual production until March 1, 2001. The Company purchased $7,831,000 and $6,007,000 of newsprint from Ponderay in the six months ended June 30, 1995 and 1994, respectively. For the three months ended June 30, Ponderay net revenues and net losses were $35,556,000 and $1,990,000 in 1995 and $23,862,000 and
$10,597,000 in 1994. For the six months ended June 30, net revenues and net losses were $67,137,000 and $7,395,000 in 1995 and $46,980,000 and $22,153,000
in 1994.


3.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of (in thousands):

                                                                         June 30,                December 31,
                                                                          1995                       1994
                                                                          ----                       ----
 Postretirement benefits obligation                                      $ 9,137                    $ 9,209

 Pension obligations                                                      10,758                      3,142

 Other long-term obligations                                               2,336                      2,610
                                                                         -------                   --------

 Total long-term obligations                                             $22,231                    $14,961
                                                                         =======                   ========

 Long-term obligations mature as follows (in thousands):

 Year ending June 30,
 1997                                                                         $ 2,089
 1998                                                                           1,707
 1999                                                                           1,469
 2000                                                                           1,331
 Thereafter                                                                    15,635
                                                                             --------

 Total                                                                        $22,231
                                                                             ========

     The Company has an outstanding letter of credit for $4,581,000.

     Other long-term obligations consist primarily of deferred compensation.

     On July 28, the Company entered into a bank credit agreement (the credit agreement) providing for borrowings up to $310,000,000. In connection with the August 1 acquisition of the News and Observer Publishing Company, the Company drew down $138,000,000 of borrowings and the bank issued a $10,000,000 letter of credit on behalf of the Company (see note 10).

     Under the credit agreement, only interest is payable through July 1, 2000. Thereafter, the outstanding principal must be reduced in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each borrowing. On August 1, 1995, the interest rate applicable to the amount drawn was 6.1%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios.

     Among the liabilities assumed in acquiring the stock of the News and Observer Publishing Company were long-term notes payable consisting of $98,000,000 face value of unsecured senior notes bearing interest at 9.65% to 9.76% maturing through August 2003 and a $17,000,000 unsecured variable rate note maturing on December 31, 2004. The senior notes contain certain restrictions that limit the amount of prepayments without significant penalties.

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



4.   INCOME TAX PROVISIONS

     Income tax provisions consist of (in thousands):

                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                                --------------------               -----------------------
                                                1995            1994               1995               1994
                                                ----            ----               ----               ----
 Current:
      Federal                                  $ 6,960         $ 7,178            $10,771            $14,660
      State                                      1,530           1,551              2,364              2,344

 Deferred:
      Federal                                      188             (15)               165             (3,723)
      State                                         13             (92)               (15)              (120)
                                               -------         -------            -------            -------

 Income tax provision                          $ 8,691         $ 8,622            $13,285            $13,161
                                               =======         =======            =======            =======


      The effective tax rate and the statutory federal income tax rate are reconciled as follows:


 Statutory rate                                   35.0%            35.0%             35.0%              35.0%

 State taxes, net of
     federal benefit                               4.7              5.0               4.7                5.5
 Amortization of
     intangibles                                   0.9              2.8               0.9                2.8
 Other                                             0.3              1.0               0.3                0.6
                                                 -----            -----              ----               ----

 Effective rate                                  40.9%            43.8%             40.9%              43.9%
                                                 =====            =====              ====               ====


      The components of deferred taxes recorded in the Company's Balance Sheet on June 30, 1995 and December 31, 1994 are (in thousands):

                                                                                    1995              1994
                                                                                    ----              ----
 Depreciation and amortization                                                   $ 41,015           $ 40,535
 Partnership losses                                                                10,876             11,147
 State taxes                                                                          232                201
 Deferred compensation                                                            (13,175)           (13,085)
 Other                                                                                141                142
                                                                                 --------            -------

      Deferred tax liability (net of $11,428 in 1995 and $11,425 in
      1994 reported as current assets)
                                                                                 $ 39,089           $ 38,940
                                                                                 ========           ========

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



5.   INTANGIBLES

     Intangibles consist of (in thousands):

                                                                     June 30,                 December 31,
                                                                      1995                        1994
                                                                      ----                        ----
 Identifiable intangible assets,
      primarily customer lists                                      $ 126,328                   $ 125,511
 Excess purchase prices over
      identifiable intangible assets                                   65,757                      64,400
                                                                    ---------                   ---------

      Total                                                           192,085                     189,911

 Less accumulated amortization                                       (78,054)                     (74,465)
                                                                    ---------                   ---------

 Intangibles - net                                                  $ 114,031                   $ 115,446
                                                                    =========                   =========


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

     The Company also has a supplemental retirement plan to provide key employees with retirement benefits. The terms of the plan are similar, but enhanced over those of the retirement plan. Benefits under it are reduced by benefits received under the retirement plan. The accrued pension obligation for the supplemental retirement plan is included in other long-term obligations.

     Expenses of these plans for the three months ended June 30, 1995 and 1994 were $1,320,000 and $1,480,000, respectively. Expenses for the six months then ended were $3,023,000 and $2,888,000 in 1995 and 1994, respectively.

     The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months ended June
30, 1995 and 1994 were $981,000 and $972,000, respectively. Contributions for the six months then ended were $1,951,000 and $1,940,000 in 1995 and 1994, respectively.

     The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended March 31, 1995 and 1994, postretirement benefit expenses were $150,000 and $225,000, respectively and were $300,000 and $450,000 for the six months then ended in 1995 and 1994, respectively.

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



7.   CASH FLOW INFORMATION

     Cash provided or used by operations in the six months ended June 30, 1995 and 1994 was affected by changes in certain assets and liabilities, excluding the purchase of newspaper operations, as follows (in thousands):

                                                                       1995                        1994
                                                                       ----                        ----
 Increase (decrease) in assets:
 Receivables                                                       $  (7,987)                    $   (108)
 Inventories                                                           2,831                       (2,284)
 Other assets                                                            312                          327
                                                                   ---------                     --------
      Total                                                           (4,844)                      (2,065)
                                                                   ----------                    --------

 Increase (decrease) in liabilities:
 Accounts payable                                                     (6,078)                      (5,137)
 Accrued compensation                                                 (4,161)                       1,871
 Income taxes                                                         (3,254)                       3,284
 Other liabilities                                                       603                        1,178
                                                                   ---------                     --------
      Total                                                          (12,890)                       1,196
                                                                   ---------                     --------

 Net change in assets and
      liabilities                                                  $  (8,046)                    $  3,261
                                                                   =========                     ========


8.   COMMITMENTS AND CONTINGENCIES

     The Company guarantees $21,177,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

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

       The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of fair market value (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of June 30, 1995, 474,761 shares of Class A common stock have been issued under the Purchase Plan.

       The Company's 1987 Stock Option Plan (1987 Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the 1987 Plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances.

       The Company's 1994 Employee Stock Option Plan (1994 Plan) reserves 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 Plan.

       The Company's stock option plan for outside (nonemployee) directors (Directors' Plan) provides for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,500 shares annually. Terms of the Directors' Plan are similar to the terms of the employee Plans.

       In the 1987 Plan, there are 356,550 options exercisable as of June 30, 1995. Substantially all of the shares reserved in the plan have been granted. In the 1994 Plan 516,600 remain for future grants and none of the options are exercisable. A total of 647,350 options are outstanding in the employee plans at an average option price of $19.30 per share. In the Directors' Plan, 64,500 options are outstanding at an average price of $21.42 per share, 39,375 shares were exercisable at June 30, 1995 and 85,500 are available for future awards.

10.    SUBSEQUENT EVENTS

On August 1, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $251,000,000 in cash for all of the common stock of N&O and assumed $117,000,000 of N&O funded debt. An additional $10,750,000 (collateralized by a $10,000,000 letter of credit) is payable subject to the resolution of certain contingencies and final determination of N&O's working capital (as defined). The cash payment was financed with $138,000,000 in new bank debt (see note 3) and $113,000,000 from existing Company cash.

N&O publishes The (Raleigh) News and Observer newspaper, seven other non-daily publications in North Carolina and the NandO.net online service. The News and Observer has daily circulation of about 155,000 and 200,000 Sunday.

The results of N&O will be included in the Company's consolidated results beginning on August 1, 1995. Historical financial statements of N&O for the years ended December 31, 1994 and 1993 will be filed by amendment on Form 8-K with the Securities and Exchange Commission on or about August 25, 1995. Interim financial statements for 1995 and proforma combined financial statements of the Company and N&O will be filed by amendment on a Form 8-K on or about October 13, 1995.

       In August 1995, The Sacramento Bee made available an early retirement program to certain employees. The program is expected to end in late September. As it is yet unknown how many employees will participate in the program, its cost is not determinable. However, a pretax charge is expected to be recorded in September which management believes may range from $2,000,000 to $3,500,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT EVENTS AND TRENDS

       On August 1, the Company purchased The News and Observer Publishing Company (N&O) (see note 10). N&O publishes The (Raleigh, NC) News and Observer newspaper, seven other non-daily publications in North Carolina and NandO.net online service. The N&O newspaper has daily circulation of about 155,000 and 200,000 Sunday. The results of the N&O company will be included in the Company's consolidated results beginning on August 1, 1995. Investment income is not expected to continue to accrue at the same pace in the second half of 1995 as excess cash together with bank borrowings has been used to consummate the purchase of The News and Observer Publishing Company.

       Three newsprint price increases were implemented by newsprint producers in May, August and December of 1994, and two more were implemented in March and May 1995 because of a world-wide imbalance of newsprint supply and demand. An additional price increase was announced for September 1995. These increases have reduced the Company's operating income and will continue to put pressure on earnings in 1995. Advertising and circulation volume and rate increases, coupled with Company-wide cost control programs focused on newsprint usage and control of all other categories of expenses have, in the past, mitigated the impact of newsprint price increases. The Company intends to continue to pursue all of these measures; however, they may not have the same effect on future results.

       In August 1995, The Sacramento Bee made available an early retirement program to certain employees. The program is expected to end in late September. As it is yet unknown how many employees will participate in the program, its cost is not determinable. However, a pretax charge is expected to be recorded in September which management believes may range from $2,000,000 to $3,500,000.

SECOND QUARTER 1995 COMPARED TO 1994

       The Company earned $12.5 millon or 42 cents per share in the second quarter of 1995 versus $11.0 million or 37 cents per share in 1994. Revenues increased 5.1%, however operating income declined 3.9% due largely to a 44.2% increase in the cost of newsprint and supplements. The increase in net income was primarily due to a $1.0 million increase in investment income and $1.2 million decline in losses from the Company's joint venture in the Ponderay newsprint mill.

       Net revenues increased 5.1% to $124.6 million due largely to higher advertising and commercial printing revenues. Advertising revenues increased 4.1% to $96.8 million reflecting advertising rate increases implemented in most of the Company's newspapers in the first quarter of 1995, offsetting a small decline in advertising linage.

       At the Company's seven largest newspapers, full-run "run of press" (ROP) linage, which is found in the body of a newspaper and accounts for a majority of the newspaper's advertising revenues, declined 0.7%. Despite the inclusion of Easter advertising in April, full-run ROP linage was down at all three of the California dailies and at The (Tacoma, WA) News Tribune. These declines were partially offset by gains at the newspapers in Anchorage; Tri-Cities, Washington; and Rock Hill, South Carolina.

       Other categories of advertising at the seven largest dailies reflected mixed results. Part-run ROP linage, which is included in zoned editions of the newspapers targeted to selected areas of the local communities, declined 11.6%. Linage in total market coverage (TMC) products distributed to nonsubscribers was up 3.4% while the number of preprinted advertising inserts distributed declined 1.4%. Linage in the Company's 14 other newspapers increased 1.2%.

       Circulation revenues increased 2.4% to $21.7 million resulting primarily from selective home-delivery and single-copy rate increases and, to a lesser extent, higher average paid daily circulation. The number of daily subscribers increased 0.8% over the 1994 quarter while Sunday circulation was about flat with last year.

       Other revenue increased 38.1% to $6.2 million as commercial printing activity continued to increase at McClatchy Printing Company, The News Tribune and Anchorage Daily News.

       The 6.9% increase in operating expenses is largely attributable to increased newsprint prices. While newsprint usage declined nominally due to lower advertising volumes and cost containment measures, the Company has absorbed five newsprint price hikes since last August, resulting in a 44.2% increase in newsprint and supplements.

       Compensation costs declined 1.2% from the 1994 quarter due mostly to an 11.5% decline in the cost of fringe benefits. The reduction in benefit costs was due to lower workers' compensation and retirement benefits. Other operating expenses, including depreciation and amortization, were held to a 1.3% increase reflecting Company-wide cost containment measures and assets at the Tri-city Herald and South Carolina newspapers becoming fully depreciated or amortized.

       Nonoperating costs declined $2.4 million due principally to higher investment income and smaller losses from the Company's joint venture in the Ponderay newsprint mill.

       The Company's income tax rate declined from 43.8% to 40.9% due primarily to a drop in nondeductible amortization of intangibles. See note 4 to the consolidated financial statements.

SIX MONTH COMPARISONS

       Earnings in the six months ended June 30, 1995 were $19.2 million versus $16.9 million in 1994. Earnings in the six month period would have been higher but for heavy rains and flooding in Northern California, home to three of the Company's largest newspapers. The severe weather depressed advertising volume as consumers stayed at home. Otherwise, results generally reflected the same business factors discussed in the quarterly comparisons.

       Revenues increased 4.8% to $238.5 million. Advertising revenues were up 4.0% to $183.8 million largely reflecting rate increases, while circulation revenues increased 2.4%. Other revenues grew 33.7% due mostly to increased commercial printing.

       Advertising volumes at the Company's seven largest newspapers were as follows: full run ROP down 0.2%, part run ROP down 6.3%, TMC linage up 4.5% and the number of preprints distributed up 0.9%.

       The number of daily subscribers to the Company's newspapers increased 0.8% while Sunday subscribers were up 0.2%.

       Operating expenses increased 6.6% due largely to a 37.2% increase in newsprint and supplemental expenses. Compensation costs were held to a 1.0% increase. Salaries increased 2.0% and were offset by a 2.9% decline in the cost of fringe benefits. All other operating expenses were up less than 1.0%.

       Non-operating expense items declined $4.4 million. Investment income was $2.2 million higher than 1994 and the losses from Ponderay newsprint mill declined $2.0 million.

       The Company's effective tax rate was 40.9% versus 43.9% in 1994.  See note 4 to the consolidated financial statements.

LIQUIDITY & CAPITAL RESOURCES

       The Company's cash and cash equivalent and short-term investments improved $20 million from year-end 1994 to $118.0 million at June 30, 1995. While $30.9 million of cash was generated by operations, a portion of the funds were used for capital expenditures, advances to Ponderay newsprint mill, short-term investment securities and dividends. See the Company's Statement of Cash Flows on page 6.

       Capital expenditures are projected to be $31.0 million in 1995 including an ongoing plant expansion and press installation at the News and Observer.

       The Company has a partnership interest in a newsprint mill which has incurred losses since 1989. However, its losses have diminished as newsprint prices have continued to increase. The Company presently intends, when necessary, to contribute funds to help finance its share of the mill's cash needs. See notes 2 and 8 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

       See notes 3 and 10 to the consolidated financial statements for discussion of impact of the purchase of the News and Observer Publishing Company on the Company's cash balances and debt structure. The Company has $162 million of available credit under its bank credit agreement.

       Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Default Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders:

     The Annual Meeting of Stockholders of McClatchy Newspapers, Inc. was held on May 17, 1995 and stockholders of record on March 20, 1995 approved all matters submitted for voting as follows:

                                                                                           Votes
                                                                                           -----
                                                                             For                    Withheld
                                                                             ---                    --------
 Election of Directors of the Board:

 Nominees for Class A Directors voted
     by Class A stockholders:

 Joan F. Lane                                                             5,269,235                  130,914
 S. Donley Ritchey, Jr.                                                   5,269,732                  130,417
 Frederick R. Ruiz                                                        5,269,060                  131,089

 Nominees for Class B Directors voted
     by Class B stockholders:

 William K. Coblentz                                                     21,283,173
 William L. Honeysett                                                    21,283,173
 Betty Lou Maloney                                                       21,283,173
 James B. McClatchy                                                      21,283,173
 William E. McClatchy                                                    21,283,173
 Erwin Potts                                                             21,283,173
 William M. Roth                                                         21,283,173
 James P. Smith                                                          21,283,173
 H. Roger Tatarian                                                       21,283,173

                                                                                    Votes
                                                                                    -----
                                                                                                       Broker
                                                                                                        Non-
                                                      For          Against          Abstentions         Votes
                                                      ---          -------          -----------        -------
 Ratification of appointment of                   21,532,211           319              290,659             0
 Deloitte & Touche LLP as the Company's
 independent auditors for 1995




Item 5.      Other Information:

     On May 17, 1995, the Company announced an agreement to purchase the stock of The News and Observer Publishing Company of Raleigh, North Carolina, which was subsequently completed on August 1, 1995. Please see notes 3 and 10 to the consolidated financial statements.

     Separately, the Company announced a management realignment. Erwin Potts became chairman of the Board of Directors and continues as chief executive officer. James McClatchy, the former chairman, continues as a director and publisher of the Company. Gary Pruitt, previously vice president of operations and technology, became president and chief operating officer. William Honeysett, previously executive vice president, became senior vice president.

     On June 25, 1995, H. Roger Tatarian, a Director of the Company for 13 years, died of heart disease.

     On July 25, 1995, the Company's Board of Directors elected Gary Pruitt, the recently appointed president and chief operating officer of the Company; Larry Jinks, a former Knight-Ridder, Inc. editor and newspaper executive; and Molly Maloney Evangelisti, a fifth generation member of the McClatchy family, as new members.

Item 6.  Exhibits and Reports on Form 8-K:


10.1 Merger Agreement by and among McClatchy Newspapers, Inc; MNI Merger Sub, Inc.; and The News and Observer Publishing Company dated as of May 16, 1995, as amended.

10.2 Credit Agreement dated as of July 28, 1995 between McClatchy Newspapers, Inc. and Bank of America National Trust and
         Savings Association.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             McClatchy Newspapers, Inc.
                                                     Registrant



Date:        August, 14 1995                             /s/ James P. Smith
                                             ----------------------------------
                                                        James P. Smith
                                                        Vice President,
                                                     Finance and Treasurer

                                EXHIBIT INDEX

Exhibit
Number                            Exhibit

10.1 Merger Agreement by and among McClatchy Newspapers, Inc; MNI Merger Sub, Inc.; and The News and Observer Publishing Company dated as of May 16, 1995, as amended.

10.2 Credit Agreement dated as of July 28, 1995 between McClatchy Newspapers, Inc. and Bank of America National Trust and
         Savings Association.