Form 10-Q
period 1995-09-30
MCCLATCHY NEWSPAPERS INC
filed 1995-11-13
CIK 822043

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -      EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 1995


                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -      EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


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


                                   ----------
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .
                                       ---   ---

The number of shares of each class of common stock outstanding as of November 10, 1995:

                    Class A Common Stock   6,829,765
                    Class B Common Stock  23,131,334

                  =============================================
                                     1 of 22

                            McCLATCHY NEWSPAPERS, INC.

                               INDEX TO FORM 10-Q


                                                             Page
                                                             ----
Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements:

       Consolidated Balance Sheet - September 30, 1995
          (unaudited) and December 31, 1994                   3

       Consolidated Statement of Income for the
          Three Months and Nine Months Ended September 30,
          1995 and 1994 (unaudited)                           5

       Consolidated Statement of Cash Flows for
          the Nine Months Ended September 30, 1995
          and 1994 (unaudited)                                6

       Consolidated Statement of Stockholders'
          Equity for the Period from January 1,
          1994 to September 30, 1995 (unaudited)              7

       Notes to Consolidated Financial Statements
          (unaudited)                                         8

   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial Condition    18


Part II - OTHER INFORMATION                                  22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           MCCLATCHY NEWSPAPERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                             September 30,    December 31,
                                                 1995             1994
                                                 ----             ----

                                               (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                       $  15,709      $   68,574
Short-term investments                                  -          29,448
Trade receivables (less
   allowances of $2,791 in
   1995 and $2,000 in 1994)                        57,662          58,185
Other receivables                                   1,899           1,704
Newsprint, ink and other
   inventories                                     13,957           8,578
Deferred income taxes                              12,863          11,425
Other current assets                                7,898           2,476
                                                ---------       ---------
   TOTAL CURRENT ASSETS                           109,988         180,390

PROPERTY, PLANT AND
EQUIPMENT:
Land                                               30,921          19,591
Buildings and improvements                        139,550         126,055
Equipment                                         347,637         299,717
Construction in progress                           29,552           9,885
                                                ---------       ---------
   TOTAL                                          547,660         455,248
Accumulated depreciation                         (196,507)       (180,601)
                                                ---------       ---------
   NET PROPERTY, PLANT AND
     EQUIPMENT
                                                  351,153         274,647

INTANGIBLES - NET                                 412,880         115,446

LONG-TERM INVESTMENTS                                   -          11,303

INVESTMENT IN NEWSPRINT
   MILL PARTNERSHIP                                 5,795           4,111

OTHER ASSETS                                        2,791             740
                                                ---------       ---------

TOTAL ASSETS                                    $ 882,607       $ 586,637
                                                =========       =========

                 See notes to consolidated financial statements

                           MCCLATCHY NEWSPAPERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    SEPTEMBER 30,    December 31,
                                        1995             1994
                                        ----             ----

                                      (UNAUDITED)
CURRENT LIABILITIES:
Accounts payable                       $  16,195       $  17,791
Accrued compensation                      28,903          32,253
Income taxes                                   -           5,615
Unearned revenue                          16,966          12,096
Carrier deposits                           4,347           3,331
Other accrued liabilities                 10,693           8,006
                                       ---------       ---------
  TOTAL CURRENT LIABILITIES               77,104          79,092

LONG-TERM DEBT                           272,500               -

LONG-TERM OBLIGATIONS                     27,307          14,961

DEFERRED INCOME TAXES                     47,459          50,364

COMMITMENTS AND CONTINGENCIES
(NOTE 9)

STOCKHOLDERS' EQUITY:
Common stock $.01 par value:
  Class A - authorized
  50,000,000 shares, issued
  6,833,815 in 1995 and
  6,638,022 in 1994                           68              66
  Class B - authorized
  30,000,000 shares, issued
  23,131,334 in 1995 and
  23,276,789 in 1994                         231             233
Additional paid-in capital                62,214          61,290
Retained earnings                        396,095         381,002
Treasury stock, 20,000 Class A
  shares                                    (371)           (371)
                                       ---------       ---------
  TOTAL STOCKHOLDERS' EQUITY             458,237         442,220

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 882,607       $ 586,637
                                       =========       =========

                 See notes to consolidated financial statements

                           MCCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                           Three Months Ended        Nine Months Ended
                             September 30,             September 30,
                             -------------             -------------
                           1995          1994        1995         1994
                           ----          ----        ----         ----
                               (Unaudited)              (Unaudited)
REVENUES - NET:
Advertising              $110,182      $91,326     $294,018    $ 268,133
Circulation                24,756       21,224       68,175       63,614
Other                       7,023        4,548       18,214       12,918
 TOTAL                    141,961      117,098      380,407      344,665
                         --------      -------     --------    ---------

OPERATING EXPENSES:
Compensation               60,969       51,344      163,012      152,421
Newsprint and
  supplements              28,927       17,087       70,879       47,661
Depreciation and
  amortization             12,060        9,451       30,593       28,482
Other operating
  expenses                 28,975       21,916       74,801       66,654
                         --------      -------     --------    ---------
  TOTAL                   130,931       99,798      339,285      295,218
                         --------      -------     --------    ---------

Operating income           11,030       17,300       41,122       49,447


NONOPERATING
EXPENSES:
Interest expense           (2,883)          (1)      (2,907)          (6)
Investment income             678          971        3,833        1,935
Partnership income
(losses)                      250       (1,005)        (800)      (4,005)
Other - net                    33          (14)         318          (45)
                         --------      -------     --------    ---------
  TOTAL                    (1,922)         (49)         444       (2,121)
                         --------      -------     --------    ---------

INCOME BEFORE INCOME
  TAX PROVISION             9,108       17,251       41,566       47,326
Income tax provision        4,659        1,535       17,944       14,696
                         --------      -------     --------    ---------

NET INCOME               $  4,449     $ 15,716     $ 23,622     $ 32,630
                         ========      =======     ========    =========

NET INCOME PER
  COMMON SHARE           $   0.15     $   0.53     $   0.79     $   1.11
                         ========      =======     ========    =========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES                   30,020       29,949       30,002       29,469


                 See notes to consolidated financial statements

                           MCCLATCHY NEWSPAPERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                             1995                     1994
                                             ----                     ----
                                                           (Unaudited)
CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
Net income                               $  23,622                  $ 32,630
Reconciliation to net cash
  provided:
  Depreciation and amortization             30,701                    28,598
  Deferred taxes                             3,122                   (15,064)
  Partnership losses                           800                     4,005
  Changes in certain assets and
     liabilities - net                     (13,622)                   17,551
  Other                                      1,090                      (155)
                                          --------                  --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                45,713                    67,565
CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES:
Maturities of investments held
   to maturity                              29,789                    21,521
Proceeds from investments
   available for sale                       20,539                         -
Purchases of investments held
   to maturity                              (5,940)                  (31,424)
Purchases of investments
   available for sale                       (3,637)                        -
Purchase of property, plant and
   equipment                               (22,055)                  (26,808)
Acquisitions of newspaper
   and other operations (note 8)          (241,250)                        -
Advances to newsprint mill
  partnership
                                            (2,484)                   (3,375)
Other - net                                     65                       707
                                          --------                  --------
NET CASH USED BY
   INVESTING ACTIVITIES                   (224,973)                  (39,379)
CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES:
Proceeds from public offering                    -                    20,001
Proceeds from long-term debt               139,000                         -
Repayment of long-term debt                 (5,000)                        -
Payment of cash dividends                   (8,529)                   (7,235)
Other - principally stock
   issuances                                   924                     1,551
                                          --------                  --------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                    126,395                    14,317
                                          --------                  --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                              (52,865)                   42,503
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                         68,574                    42,326
CASH AND CASH EQUIVALENTS,
                                          --------                  --------
  END OF PERIOD                           $ 15,709                  $ 84,829
                                          ========                  ========

                 See notes to consolidated financial statements

                              MCCLATCHY NEWSPAPERS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             PAR VALUE
                                                             ---------       ADDITIONAL             TREASURY
                                                     CLASS A        CLASS B    PAID-IN   RETAINED     STOCK
                                                      COMMON         COMMON    CAPITAL   EARNINGS    AT COST     TOTAL
                                                      ------         ------    -------   --------    -------     -----

BALANCES, DECEMBER 31, 1993                             $ 51          $238     $39,472   $344,133     $(371)   $383,523
Net income (9 months)                                                                      32,630                32,630
Dividends paid ($.245 per share)                                                           (7,235)               (7,235)
Conversion of 477,000 Class B to Class A                   5            (5)
Issuance of 90,609 Class A under
 employee stock plans                                      1                     1,550                            1,551
Issuance of 956,250 Class A shares to
 public                                                    9                    19,992                           20,001
                                                       -----          ----     -------   --------     -----    --------

BALANCES, SEPTEMBER 30, 1994                              66           233      60,014    369,528      (371)    430,470
Net income (3 months)                                                                      14,015                14,015
Dividends paid ($.085 per share)                                                           (2,541)               (2,541)
Issuance of 13,713 Class A shares
 under employee stock plans                                                        276                              276
                                                       -----          ----     -------   --------     -----    --------

BALANCES DECEMBER 31, 1994                                66           233      61,290    381,002      (371)    442,220
Net income (9 months)                                                                      23,622                23,622
Dividends paid ($.285 per share)                                                           (8,529)               (8,529)
Conversion of 145,455 Class B to Class A                   2            (2)
Issuance of 45,988 shares under employee
stock plans                                                                        924                              924
                                                       -----          ----     -------   --------     -----    --------

BALANCE, SEPTEMBER 30, 1995                            $  68          $231    $ 62,214   $396,095     $(371)   $458,237
                                                       =====          ====     =======   ========     =====    ========

                      See notes to consolidated statements

                          MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES

   McClatchy Newspapers, Inc. (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in California, the Northwest (Alaska and Washington) and the Carolinas.

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

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries except for the recording of $768,000 of costs associated with the closure of the Company's monthly Spectrum tabloids in March 1994, a $5,134,000 favorable tax adjustment in September 1994 (see note 5) and the recording of an early retirement charge in September 1995 (see Note 7). Such financial statements are not necessarily indicative of the results to be expected for the full year.

   REVENUE RECOGNITION - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

   CASH EQUIVALENTS are highly liquid investments with maturities of three months or less when acquired.

   INVESTMENTS AT DECEMBER 31, 1994 consisted of the following classified as short-term securities: $23,849,000 of commercial paper which matured on March 15, 1995, were held to maturity, and valued at amortized costs; and $5,599,000 of U.S. and local government debt securities maturing through October 5, 1995 were available for sale and recorded at amortized costs because the unrecognized losses were not significant by security or in total. Long-term investments consisted of U.S. and local government debt securities totalling $11,303,000 and maturing November 15, 1997, were classified as available for sale and recorded at amortized cost because the unrecognized loss was not significant by security or in total.

   Costs for investment securities are determined by specific identification. No gains or losses were realized in 1994 or the first nine months of 1995.

                             MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   CONCENTRATIONS OF CREDIT RISKS - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents, trade accounts receivables and investments. Cash and cash equivalents and investments are placed with major financial institutions and are currently invested in the highest rated commercial paper and government securities. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, helps to limit the Company's concentration of risk with respect to trade accounts receivable.

   INVENTORIES are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $6,388,000 at September 30, 1995 and $2,856,000 at December 31, 1994.

   PROPERTY, PLANT AND EQUIPMENT are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For the nine months ended September 30, 1995 such interest was $394,000. No interest was capitalized in 1994.

   DEPRECIATION is computed generally on a straight-line basis over estimated useful lives of:

   - 10 to 60 years for buildings

   - 9 to 24 years for presses

   - 3 to 11 years for other equipment

   INTANGIBLES consist of the unamortized excess of the cost of acquiring newspaper operations over the fair market values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers and covenants not to compete, are amortized over periods ranging from three to forty years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected profitability of each of its newspaper operations.

   DEFERRED INCOME TAXES result from temporary differences between amounts reported for financial and income tax reporting purposes. See note 5.

                            MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   EARNINGS PER SHARE are based on the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options - see note 10).


2. ACQUISITION

   On August 1, 1995, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $247,000,000 in cash for all the outstanding common stock of N&O and assumed $117,000,000 of pre-existing N&O funded debt. An additional $10,000,000 is payable subject to the resolution of certain contingencies and is collateralized by a letter of credit. The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash. The Company expects to refinance the N&O funded debt and has recorded an estimated prepayment penalty of $11,500,000 as of September 30, 1995 in accordance with the debt agreements. See note 4 for discussion of the Company's long-term debt.

   N&O publishes The (Raleigh) News and Observer newspaper, seven other non-daily publications in North Carolina and the Nando.net online service. The News and Observer has a daily circulation of about 155,000 and 200,000 Sunday.

   The acquisition was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Assets of N&O (based upon preliminary assessments) included approximately $5,000,000 of working capital, $79,000,000 of property, plant and equipment and $302,000,000 of intangible assets. Intangible assets include approximately $286,000,000 of goodwill which is to be amortized over a 40-year period.

   The N&O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries as though the acquisition had taken place on January 1, 1995 and 1994 (in thousands, except per share amounts):

                                      1995      1994
                                      ----      ----

     Revenues                      $447,800  $422,716
     Net income                      16,449    27,013
     Earnings per common shares       $0.55     $0.92

                            MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

   A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in the State of Washington. The Company has guaranteed certain partnership debt (see note 9) and has committed to take 28,400 metric tons of annual production until March 1, 2001. The Company purchased $12,622,000 and $9,167,000 of newsprint from Ponderay in the nine months ended September 30, 1995 and 1994, respectively. For the three months ended September 30, Ponderay net revenues and net income (losses) were $40,733,000 and $895,000 in 1995 and $25,368,000 and $(8,641,000) in 1994. For the nine months ended September 30, net revenues and net losses were $107,870,000 and $(6,500,000) in 1995 and $72,348,000 and $(30,794,000) in 1994.


4. LONG-TERM DEBT AND OBLIGATIONS

    Long-term debt consists of (in thousands):

                                September 30,
                                    1995
                                    ----

Bank Credit Agreement           $139,000
N&O insurance notes               98,000
N&O line of credit                14,000
N&O holdback payable              10,000
N&O refinancing penalty           11,500
                                --------
   Total long-term debt         $272,500
                                ========

   In addition the Company also has an outstanding letter of credit for $4,581,000.

   On July 28, the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. In connection with the August 1 acquisition of the News and Observer, the Company drew down $138,000,000 of borrowings and the bank issued a $10,000,000 letter of credit on behalf of the Company (see note 2).

Under the Credit Agreement, interest only is payable through July 1, 2000. A total of $12,500,000 of principal is due by July 1, 2000 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each borrowing. On September 30, 1995, the interest rate applicable to the amount drawn ranged from 6.0% to 6.2%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios.

                           MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   Among the liabilities assumed in acquiring the stock of the News and Observer Publishing Company were long-term notes payable consisting of $98,000,000 face value of unsecured senior notes bearing interest at 9.65% to 9.76% and a $19,000,000 unsecured variable rate note. The Company has notified the note holders of its intent to refinance N&O's debt using its Credit Agreement and has recorded an estimated $11,500,000 refinancing penalty in accordance with the terms of the note agreements.


    Long-term obligations consist of (in thousands):

                                    SEPTEMBER 30,   DECEMBER 31,
                                         1995           1994
                                         ----           ----

Postretirement benefits obligation    $  9,495       $  9,209
Pension obligations                     10,214          3,142
Other long-term obligations              7,598          2,610
                                      --------       --------
   Total long-term obligations        $ 27,307       $ 14,961
                                      ========       ========

   Other long-term obligations consist primarily of deferred compensation.


5. INCOME TAX PROVISIONS

   Income tax provisions consist of (in thousands):

                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                    -------------                  -------------
                                1995           1994            1995            1994
                                ----           ----            ----            ----
Current:
   Federal                   $   837         $ 7,960         $11,608         $22,620
   State                         850           4,796           3,214           7,140

Deferred:
   Federal                     3,430         (11,283)          3,595         (15,006)
   State                        (458)             62            (473)            (58)
                             -------         -------         -------         -------

Income tax provision         $ 4,659         $ 1,535         $17,944         $14,696
                             =======         =======         =======         =======

                                       12

                              MCCLATCHY NEWSPAPERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


   The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                 Three Months Ended              Nine Months Ended
                                    September 30,                   September 30,
                                    -------------                   -------------
                                1995            1994            1995            1994
                                ----            ----            ----            ----

Statutory rate                  35.0%           35.0%           35.0%           35.0%

State taxes, net of
    federal benefit              2.8             4.4             4.0             4.7
Amortization of
    intangibles                 13.1             1.8             3.8             1.8
Tax settlement                     -           (29.8)              -           (10.8)
Other                            0.3            (2.5)            0.4             0.4
                               -----           -----            ----           -----

Effective rate                  51.2%            8.9%           43.2%           31.1%
                               =====           =====            ====           =====


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

    The components of deferred taxes recorded in the Company's Consolidated Balance Sheet on September 30, 1995 and December 31, 1994 are (in thousands):

                                                               1995            1994
                                                               ----            ----

Depreciation and amortization                                $41,330         $40,535
Partnership losses                                            10,836          11,147
State taxes                                                      865             201
Deferred compensation                                        (15,315)        (13,085)
N & O refinancing penalty                                     (2,549)             -
Other                                                           (571)            141
                                                             -------         -------
   Deferred tax liability (net of $12,863 in
   1995 and $11,425 in 1994 reported as
   current assets)                                           $34,596        $ 38,939
                                                             =======         =======

                                       13

                              MCCLATCHY NEWSPAPERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


6. INTANGIBLES

   Intangibles consist of (in thousands):


                                   September 30,    December 31,
                                        1995           1994
                                        ----           ----

Identifiable intangible assets,
primarily customer lists            $  143,012       $ 125,511
Excess purchase prices over
identifiable intangible assets         351,350          64,400
                                    ----------       ---------

   Total                               494,362         189,911

Accumulated amortization               (81,482)        (74,465)
                                    ----------       ---------

Intangibles - net                   $  412,880       $ 115,446
                                    ==========       =========


7. EMPLOYEE BENEFIT PLANS

   Early Retirement Charge:

   The Sacramento Bee made an early retirement program available to certain employees. A pre-tax charge of $2,318,000 was recorded in September for this program.

   Benefit Plans:

   The Company has two defined benefit pension plans (retirement plans) for a majority of its employees, including the employees of the recently acquired N&O. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

   The Company also has three supplemental retirement plans to provide key employees (including N&O in 1995) with retirement benefits. The terms of the plans are similar, but enhanced over those of the retirement plans. Benefits under them are reduced by benefits received under the retirement plans. The accrued pension obligation for the supplemental retirement plans is included in other long-term obligations.

   Expenses of these plans for the three months ended September 30, 1995 and 1994 were $1,573,000 and $1,784,000, respectively. Expenses for the nine months then ended were $4,596,000 and $4,672,000 in 1995 and 1994, respectively.

   The Company also has two Deferred Compensation and Investment Plans (401(k) plans) which enable qualified employees (including N&O employees in 1995) voluntarily to defer compensation. Company contributions to the 401(k) plans for the three months then ended September 30, 1995 and 1994 were $1,098,000 and $998,000, respectively. Contributions for the nine months then ended were $3,049,000 and $2,938,000 in 1995 and 1994, respectively.

                           MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended September 30, 1995 and 1994, postretirement benefit expenses were $150,000 and $225,000, respectively and were $450,000 and $675,000 for the nine months then ended in 1995 and 1994, respectively.


8. CASH FLOW INFORMATION

   Net cash paid for the acquisition of newspaper and other operations consists of (in thousands):

                            N&O         Other
                        Acquisition  Acquisitions    Total
                        -----------  ------------  ---------

Assets acquired          $ 404,069      $ 2,930   $ 406,999
Liabilities assumed       (135,679)        (822)   (136,501)
Holdback payable           (10,000)           -     (10,000)
Refinancing Penalty        (11,500)           -     (11,500)
                         ---------      -------   ---------

Cash paid                  246,890        2,108     248,998
Fees and expenses              494            -         494
Less cash acquired          (8,182)         (60)     (8,242)
                         ---------      -------   ---------

Net cash paid            $ 239,202      $ 2,048   $ 241,250
                         =========      =======   =========

   Cash paid during the nine months ended September 30, 1995 and 1994 for interest and income taxes were (in thousands):

                                         1995         1994
                                         ----         ----

Interest (net of amount capitalized)   $ 5,903      $    16
Income taxes (net of refunds)           25,099       22,390


   Cash provided or used by operations in the nine months ended September 30, 1995 and 1994 was affected by changes in certain assets and liabilities, excluding the purchase of newspaper operations, as follows (in thousands):

                                           1995          1994
                                           ----          ----
Increase (decrease) in assets:
Receivables                             $ (7,287)    $   (679)
Inventories                                4,903       (1,628)
Other assets                                 836       (4,079)
                                       ---------     --------
   Total                                  (1,548)      (6,386)
                                       ---------     --------

Increase (decrease) in liabilities:
Accounts payable                          (5,970)         767
Accrued compensation                      (1,835)        4,492
Income taxes                              (5,698)       2,509
Other liabilities                         (1,667)       3,397
                                       ---------     --------
   Total                               $ (15,170)      11,165
                                       ---------     --------

Net change in assets and
   liabilities
                                       $ (13,622)    $ 17,551
                                       =========     ========

                           MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.  COMMITMENTS AND CONTINGENCIES

    The Company guarantees $21,136,000 of bank debt related primarily to its partnership interest in the Ponderay newsprint mill.

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

    The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of fair market value (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of September 30, 1995, 490,678 shares of Class A common stock have been issued under the Purchase Plan.

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

                           MCCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



    In the 1987 Plan, there are 355,925 options exercisable as of September 30, 1995. Substantially all of the shares reserved in the plan have been granted. In the 1994 Plan 516,600 remain for future grants and none of the options are exercisable. A total of 645,850 options are outstanding in the employee plans at an average option price of $19.30 per share. In the Directors' Plan 64,500 options are outstanding at an average price of $21.42 per share, 39,375 shares were exercisable at September 30, 1995 and 85,500 are available for future awards.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT EVENTS AND TRENDS

    On August 1, the Company purchased The News and Observer Publishing Company (N&O) (see note 2 to the consolidated financial statements). N&O publishes The (Raleigh) News and Observer newspaper, seven other non-daily publications in North Carolina and Nando.net, an online service. The N&O newspaper has daily circulation of approximately 155,000 and 200,000 Sunday. The results of the N&O company have been included in the Company's consolidated results beginning on August 1, 1995. Future investment income is not expected to be significant as excess cash together with bank borrowings have been used to consummate the purchase of N&O.

    Three newsprint price increases were implemented by newsprint producers in May, August and December of 1994, and three more were implemented in March, May and September 1995 because of a world-wide imbalance of newsprint supply and demand. These increases have reduced the Company's operating income and will continue to put pressure on earnings. Advertising and circulation volume and rate increases, coupled with Company-wide cost control programs focused on newsprint usage and control of all other categories of expenses have, in the past, helped mitigate the impact of newsprint price increases. While the Company intends to continue to pursue all of these measures they may not have the same effect on future results.

    In August 1995, The Sacramento Bee made available an early retirement program to certain employees. In connection with this program, a $2,318,000 pretax charge was recorded in September 1995.


THIRD QUARTER 1995 COMPARED TO 1994

    Net income in the third quarter of 1995 was $4.4 million and was $5.8 million before the cost of the early retirement program at The Sacramento Bee. Income in the 1994 quarter was $15.7 million, and was $10.6 million before a one-time favorable tax settlement of $5.1 million.

    The decline in earnings is largely attributable to higher depreciation, amortization and interest costs related to the N&O acquisition; higher newsprint prices and sluggish economic conditions in California's Central Valley, home to three of the Company's larger dailies.


Revenues (in thousands):

                           1995      1994    % Change
                         --------  --------  --------

California newspapers    $ 78,117  $ 76,715    1.8%
Northwest newspapers       35,463    33,193    6.8%
Carolinas newspapers       25,715     5,182    NM*
Other operations            2,666     2,008   32.8%
                         --------  --------
    Total                $141,961  $117,098   21.2%
                         ========  ========

                         *Not meaningful


    Total revenues at the California newspapers increased $1.4 million, including an increase of $908,000 in advertising revenues and $177,000 in circulation revenues. California advertising revenues increased 1.4%, led by advertising revenue increases of $1.1 million at The Sacramento Bee.
Advertising revenues at The Fresno Bee declined $328,000 from third quarter 1994 as full run run-of-press (ROP) advertising linage declined 13.2%.

    Full run ROP linage, which generates a majority of advertising revenues, declined 5.3% at the three Bee newspapers and was partially offset by rate increases implemented at all three Bee newspapers in the first quarter of 1995 and again in September at The Modesto Bee. Other revenues increased $317,000 primarily due to sales of used newsprint at The Sacramento Bee.

    In the Northwest region (Anchorage and Washington state) newspaper revenues increased $2.3 million with advertising revenues up $1.6 million or 6.6% and circulation up $311,000 or 4.6%. The Peninsula Gateway, a weekly newspaper in Washington state, was purchased at the end of June, and contributed $602,000 in revenues. A decline in full run ROP linage at The (Tacoma) News Tribune was more than offset by gains at the Anchorage Daily News and Tri-City Herald.
Advertising and circulation rate increases were implemented at The News Tribune and the Anchorage Daily News generally in the first quarter of 1995. Other revenues increased $341,000 or 17.6% due mostly to commercial printing.

    In the Carolinas region, newspaper revenues increased $20.5 million largely due to the addition of the N&O newspapers. Revenues at the N&O newspapers were $20.0 million with $15.9 million in advertising and $3.0 million in circulation revenues. Revenues at the South Carolina newspapers increased 9.6% with growth in full run ROP advertising linage of 12.2% and strong circulation increases.

    The Company's other operations, consisting of McClatchy Printing Company,
Legi-Tech, The Newspaper Network (TNN) and N&O's New Media division (primarily the Nando.net online service), contributed $658,000 in additional revenues.
Increases at McClatchy Printing Company and the addition of N&O New Media were the significant factors in the quarterly increase.

Operating Expenses:

    Operating expenses increased 31.2% and reflect the addition of the Peninsula
Gateway in late June, N&O in August 1995 and the $2.3 million charge for the early retirement program at The Sacramento Bee. Compensation costs increased
18.7%, due primarily to the acquisition of N&O, and were up 14.2% excluding the retirement charge. Compensation excluding the impact of N&O declined nominally.

    Newsprint and supplements expense reflect the price increases discussed above and N&O costs. Newsprint usage excluding N&O was down about 5%. Other operating expenses were up $7.1 million and in addition to N&O, reflect a write-down of equipment of $1.1 million at The Sacramento Bee associated with an obsolete newspaper bundle delivery system. The increase in depreciation and amortization was largely due to the addition of N&O operations and reflects the allocation of the N&O purchase price based upon preliminary appraisals.


    In non-operating items, investment income declined $293,000 and interest expense increased $2.9 million as the acquisition of N&O was financed with the Company's excess cash and incurrence of substantial debt. The Company's share of Ponderay income was $250,000 versus a loss of $1.0 million last year.

    The Company's effective tax rate was 51.2% in the 1995 quarter versus 8.9% last year. The 1995 quarter reflects the addition of non-deductible amortization and depreciation of N&O. The 1994 quarter included a favorable adjustment of $5.1 million for the settlement of tax audits for returns filed in several previous years. See note 5 to the consolidated financial statements.


NINE MONTH COMPARISONS

    The nine-month revenues and expenses were generally affected by the factors discussed in the quarterly review above.

Revenues (in thousands):

                            1995       1994       % Change
                         ---------   --------     --------
California newspapers    $ 232,211   $ 227,340      2.1%
Northwest newspapers       103,665      96,810      7.1%
Carolinas newspapers        36,674      15,915      NM*
Other operations             7,857       5,320     47.7%
                         ---------   ---------
    Total                $ 380,407   $ 344,665     10.4%
                         =========   =========
                         *Not meaningful

    Advertising revenues increased 9.7% and were up 3.7% excluding N&O. Revenue growth at the California newspapers was impacted by floods in Northern
California in the first quarter, which reduced business activity. Revenues at the northwest newspapers reflect the factors discussed in the quarterly review.
With N&O, the Carolinas newspapers contributed 9.6% of total revenues versus
4.6% in 1994.  Full-run advertising linage increased 4.5% over 1994, but was up
0.6% excluding N&O and reflects weakness in the California markets.

    Circulation revenues increased 7.2% and 2.4% excluding N&O. Average paid circulation excluding N&O was up 0.9% daily and flat for Sunday.

    The increase in revenues at the Company's other operations were primarily from McClatchy Printing Company, TNN and N&O's New Media division.

Operating Expenses:

    Operating expenses increased 14.9% over the nine-month period in 1994 and were generally impacted by the factors discussed in the quarterly comparisons.
Excluding the addition of N&O, the early retirement charge and the impact of rising newsprint prices, expenses were slightly below 1994.


    In non-operating items, investment income increased $1.9 million as excess cash was invested through July 1995. Interest expense increased $2.9 million related to debt incurred to purchase N&O and Ponderay losses fell $3.2 million due to rising newsprint prices.


    The Company's effective tax rate in 1995 was 43.2% versus 31.1% in 1994.
Higher nondeductible amortization in 1995 and the favorable tax settlement in 1994 accounts for the majority of the difference in the two years. See note 5 to the consolidated financial statements.


LIQUIDITY & CAPITAL RESOURCES

    The Company's cash and cash equivalents were $15 million at September 30, 1995 versus $98.0 million of cash and short-term investments at the end of 1994.
Most of the Company's cash was used to finance the acquisition of N&O. See notes 2 and 4 to the financial statements for a discussion of the impact of the acquisition on the Company's liquidity and capital resources.

    A total of $45.7 million of cash was generated by operations. A portion of the funds were used for capital expenditures, advances to Ponderay newsprint mill, short-term investment securities and dividends. See the Company's
Statement of Cash Flows on page 6.

    To date, capital expenditures have totaled $22.1 million and are projected to be $31.0 million by year end, including an ongoing plant expansion and press installation at N&O.

    The Company has a partnership interest in a newsprint mill which began in 1989 and has incurred losses through June 1995. However, its losses have diminished as newsprint prices have continued to increase and the partnership recorded its first quarterly profit in the third quarter of 1995. The Company presently intends, when necessary, to contribute funds to help finance its share of the mill's cash needs. See notes 3 and 9 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

    After refinancing N&O debt (see note 4 to the consolidated financial statements), the Company will have approximately $40.0 million of available credit under its bank credit agreement. Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Default Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Exhibits and Reports on Form 8-K:

         Form 8-K/A, Amendment No. 1 dated August 1, 1995 was filed on
         August 25, 1995 with the Securities and Exchange Commission.

         Form 8-K/A, Amendment No. 2 dated August 1, 1995 was filed on October
         13, 1995 with the Securities and Exchange Commission.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   McClatchy Newspapers, Inc.
                                          Registrant



Date:   November 10, 1995          /s/ James P. Smith
                                   -------------------------------
                                   James P. Smith
                                   Vice President,
                                   Finance and Treasurer

                                       22
