Form 10-K
period 1995-12-31
MCCLATCHY NEWSPAPERS INC
filed 1996-03-29
CIK 822043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
       Class A Common Stock, par value                   New York Stock Exchange
                $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the Company's voting stock held by non-affiliates on March 18, 1996, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $285,674,752. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

     Shares outstanding at March 18, 1996:

                    Class A Common Stock -- 6,853,419 shares
                   Class B Common Stock -- 23,131,334 shares

     Documents incorporated by reference:

     Definitive Proxy Statement for the Company's May 15, 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO MCCLATCHY NEWSPAPERS, INC.
                                 1995 FORM 10-K

ITEM NO.                                                                                  PAGE
--------                                                                                  -----
                                            PART I
   1.      Business......................................................................     1
           Overview......................................................................     1
           California Newspapers.........................................................     2
           Northwest Newspapers..........................................................     3
           Carolinas Newspapers..........................................................     5
           Other Operations..............................................................     6
           Raw Materials.................................................................     7
           Competition...................................................................     7
           Employees -- Labor............................................................     7
   2.      Properties....................................................................     8
   3.      Legal Proceedings.............................................................     9
   4.      Submission of Matters to a Vote of Security Holders...........................     9
                                            PART II
   5.      Market for the Registrant's Common Stock and Related Stockholder Matters......     9
   6.      Selected Financial Data.......................................................    10
   7.      Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................................    10
   8.      Financial Statements and Supplementary Data...................................    15
   9.      Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure...........................................    32
                                           PART III
  10.      Directors and Executive Officers of the Registrant............................    32
  11.      Executive Compensation........................................................    32
  12.      Security Ownership of Certain Beneficial Owners and Management................    32
  13.      Certain Relationships and Related Transactions................................    32
                                              PART IV
  14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    32

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     McClatchy Newspapers, Inc. was originally incorporated in California in 1930 and reincorporated in Delaware on July 2, 1987. McClatchy Newspapers, Inc. and its subsidiaries (collectively the "Company") own and publish 28 newspapers in three regions of the Country -- California, Northwest (Alaska and Washington) and the Carolinas. Its newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1995, the Company had an average paid daily circulation of 984,100, Sunday circulation of 1,174,800 and nondaily circulation of 75,500.

     On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O) for $374 million (see note 2 to the consolidated financial statements in Part II, Item 8 and Carolinas newspapers discussion below). N&O publishes The News & Observer (Raleigh, N.C.) newspaper, seven other non-daily publications in North Carolina and Nando.net, an online service. The N&O newspaper has a daily circulation of approximately 154,000 and 200,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995.

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

     The Company's overall strategy is to concentrate on developing its newspapers and smaller related businesses. Each of its ten largest daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 77% of consolidated revenues in 1995 and 78% of consolidated revenues in 1994. Circulation revenues approximated 18% of consolidated revenues in 1995 and 1994.

     The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

     Other businesses owned by the Company include Legi-Tech, an on-line computer service which provides information to clients on legislative activity in California, Washington and Florida state legislatures and in the United States Congress; Nando.net, the N&O's on-line service, and McClatchy Printing Company and Benson Printing Company, commercial printing operations in California and North Carolina. The Company also owns The Newspaper Network
(TNN), a distributor of preprinted advertising inserts and run-of-press advertising. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that constructed and operates a newsprint mill in Washington State.

     When used in this Report, the words "expect" and "project" and similar expressions are generally intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof.

CALIFORNIA NEWSPAPERS:

     The three "Bee" newspapers have formed the core of the Company's operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California's Central Valley. These newspapers are summarized below:

                                                                           1995 CIRCULATION(1)
                                                                           -------------------
                                             1994             1995         DAILY/
                 NEWSPAPER                 REVENUES         REVENUES       WEEKLY      SUNDAY
    -----------------------------------  -------------    -------------    -------     -------
    The Sacramento Bee.................  $ 175,677,000    $ 181,247,000    279,900     350,400
    The Fresno Bee.....................     80,982,000       80,209,000    153,700     188,100
    The Modesto Bee....................     43,788,000       44,182,000     82,700      90,600
    Other newspapers (2)...............      9,132,000        8,577,000     25,900          --

---------------

(1) Based on calendar year average paid daily circulation.

(2) Other newspapers' revenues in 1994 included $917,000 from Senior Spectrum tabloids which were closed in the first quarter of 1994 and the Lincoln News Messenger which was sold in the third quarter of 1994.

     The Bee newspapers and other California papers are projected to produce approximately 51% of the total Company revenues in 1996, versus 58% in 1995. The actual percentage of overall revenue produced by the California newspapers in 1996, however, will depend largely on the economic health of each newspaper market.

THE SACRAMENTO BEE

     The Sacramento Bee, the Company's largest newspaper, is a morning newspaper serving the California state capital and its metropolitan area. The Sacramento Bee's average paid circulation increased 0.8% daily and 0.5% Sunday over 1994. As of December 31, 1995, approximately 87.0% of the daily and 79.0% of the Sunday circulation was home delivered.

     The Sacramento Bee's advertising linage for the years ended December 31, 1995 and 1994 is set forth in the following table.

                                                                           1995      1994
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  2,390     2,448
      Part Run...........................................................    334       348
      Total Market Coverage..............................................    167       163

     Net revenues of The Sacramento Bee increased 3.2% over 1994.

THE FRESNO BEE

     The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. The Fresno Bee's average paid circulation increased 1.2% daily and declined 1.2% Sunday versus 1994. As of December 31, 1995, approximately 90.0% of The Fresno Bee's daily and 87.6% of the Sunday circulation was home delivered.

     The Fresno Bee's advertising linage for the years ended December 31, 1995 and 1994 is set forth in the following table:

                                                                           1995      1994
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,366     1,510
      Part Run...........................................................    113       156
      Total Market Coverage..............................................    182       175

     Net revenues of The Fresno Bee declined 1.0% from 1994.

THE MODESTO BEE

     The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee's average paid circulation increased 0.3% daily and declined 0.4% Sunday versus 1994. As of December 31, 1995, approximately 89.0% of the daily and 87.3% of the Sunday circulation was home delivered.

     The Modesto Bee's advertising linage for the years ended December 31, 1995 and 1994 is set forth in the following table:

                                                                           1995      1994
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,134     1,174
      Part Run...........................................................     71       125
      Total Market Coverage..............................................    529       575

     Net revenues of The Modesto Bee increased 0.9% over 1994.

OTHER CALIFORNIA NEWSPAPERS

     The Gilroy Dispatch and Hollister Free Lance, along with the weekly Morgan Hill Times, serve small rural communities south of San Jose. The Amador Dispatch and Murietta Times are nondaily newspapers that serve small communities in the Sierra foothills, east of Sacramento, while the Clovis Independent is a weekly newspaper serving a community north of Fresno. The combined net revenues of these newspapers increased 2.5% over 1994.

NORTHWEST NEWSPAPERS:

     The Company began to diversify geographically outside of California in 1979 when it purchased the Anchorage Daily News. Later that year the Company purchased the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased its fourth largest newspaper, The (Tacoma) News Tribune. With the June 1995 acquisition of the Peninsula Gateway in Gig Harbor, Washington, the Company now publishes five newspapers in Washington State and the largest daily newspaper in Alaska. These newspapers are summarized below:

                                                                           1995 CIRCULATION(1)
                                                                           -------------------
                                              1994            1995         DAILY/
                  NEWSPAPER                 REVENUES        REVENUES       WEEKLY      SUNDAY
    -------------------------------------  -----------     -----------     -------     -------
    The News Tribune (Tacoma)............  $67,807,000     $70,467,000     129,100     147,900
    Anchorage Daily News.................   44,514,000      47,549,000      73,400      93,500
    Tri-City Herald......................   17,668,000      18,545,000      40,500      43,900
    Other newspapers.....................    3,095,000       4,278,000      23,200          --

---------------
(1) Based on calendar year average paid circulation.

     Northwestern newspapers are expected to produce approximately 23% of total revenues in 1996 versus 26% in 1995. The actual percentage of overall revenue produced by the Northwest newspapers in 1996, however, will depend largely on the economic health of each newspaper market.

THE NEWS TRIBUNE

     The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area in Pierce and South King Counties. It is the third largest newspaper in the state. The average paid circulation of The News Tribune declined 0.5% daily and 1.2% Sunday versus 1994.

     Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northern most fringes of its market with the major Seattle daily newspapers. As of December 31, 1995 approximately 85.0% of the daily and 83.0% of the Sunday circulation was home delivered.

     The Tacoma News Tribune's advertising linage for the years ended December 31, 1995 and 1994 is set forth in the following table.

                                                                           1995      1994
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,274     1,339
      Part Run...........................................................     30        30
      Total Market Coverage..............................................     80        30

     Net revenues of the News Tribune increased 3.9% over 1994.

ANCHORAGE DAILY NEWS

     The Anchorage Daily News, a morning newspaper, is Alaska's largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

     The Daily News' average paid daily circulation was unchanged, while Sunday circulation declined 2.2% from 1994. As of December 31, 1995 approximately 73.0% of the daily and 66.0% of the Sunday circulation was home delivered.

     Comparative amounts of linage for the years ended December 31, 1995 and 1994 are set forth in the following table:

                                                                           1995      1994
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................  1,063     1,022
      Total Market Coverage..............................................     28        29

     Net revenues of the Anchorage Daily News increased 6.8% over 1994.

TRI-CITY HERALD

     The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. The Tri-Cities economy has benefited by the Department of Energy's (DOE) efforts to clean up nuclear waste at nearby Hanford Nuclear reservation. However, recent layoffs by the DOE at Hanford have begun to slow economic growth in the area.

     The Tri-City Herald's average paid circulation has increased 2.1% daily and 2.2% Sunday over 1994. As of December 31, 1995, approximately 91.3% of the daily and 89.6% of the Sunday circulation was home delivered.

     The Tri-City Herald's advertising linage for the years ended December 31, 1995 and 1994 is set forth in the following table:

                                                                           1995      1995
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................    850       811
      Total Market Coverage..............................................     50        24

     Net revenues of the Tri-City Herald increased 5.0% over 1994.

OTHER NORTHWESTERN NEWSPAPERS

     The Ellensburg Daily Record is an evening daily, published Monday through Saturday, serving Kittitas County in Central Washington. Non-daily newspapers include the recently purchased Peninsula Gateway in South Puget Sound and the Pierce County Herald which circulates twice a week in Puyallup, near Tacoma. The combined net revenues of these newspapers increased 38.2% over 1994, but declined 3.0% excluding the Peninsula Gateway.

CAROLINAS NEWSPAPERS:

     In 1990, the Company purchased three daily and three nondaily newspapers in South Carolina from The (Raleigh) News and Observer Publishing Company (N&O). On August 1, 1995, the Company purchased the remainder of N&O which included The News & Observer newspaper and six non-daily newspapers (and other businesses discussed below).

     The Carolinas newspapers are summarized below:

                                                                          1995 CIRCULATION(2)
                                                                       --------------------------
                                          1994           1995(1)           DAILY/
                NEWSPAPER               REVENUES        REVENUES           WEEKLY         SUNDAY
    ---------------------------------  -----------     -----------     --------------     -------
    The News & Observer (Raleigh)....  $       N/A     $44,966,000         153,600        199,900
    The Herald (Rock Hill)...........   10,062,000      10,804,000          30,600         31,800
    The Island Packet (Hilton
      Head)..........................    6,997,000       7,879,000          13,600         16,500
    Beaufort Gazette.................    3,174,000       3,610,000          10,600         10,700
    Nondaily newspapers..............      570,000       6,346,000          41,428             --

---------------
(1) North Carolina newspaper revenues since August 1, 1995.

(2) Based on calendar year average paid circulation.

     The Carolinas newspapers are expected to produce approximately 23% of total Company revenues in 1996 versus 13.6% in 1995. The actual percentage of overall revenue produced by the Carolinas newspapers in 1996, however, will depend largely on the economic health of each newspaper market.

THE NEWS & OBSERVER

     The News & Observer, now the Company's second largest newspaper, is a morning daily serving North Carolina's state capital, Raleigh; and the thriving Research Triangle in Raleigh, Durham and Chapel Hill, North Carolina.

     The News & Observer's average paid circulation increased approximately 0.2% daily and 0.8% Sunday over calendar year 1994. As of December 31, 1995 approximately 82.0% of the daily and 73.0% of the Sunday circulation was home delivered.

     Since August 1995, The News & Observer sold 761,800 inches of full-run ROP advertising linage, 51,200 inches of part-run linage and 3,700 inches in total market coverage linage.

THE HERALD

     The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. The Herald's average paid circulation decreased 0.6% daily but increased 1.6% Sunday from 1994.

     The Herald's main competitor is a zoned edition of the Charlotte Observer, whose circulation in the Herald's primary circulation area is estimated to be approximately a third of The Herald's circulation. As of December 31, 1995, approximately 79.0% of the daily and 75.0% of the Sunday circulation was home delivered.

     Advertising linage for the years ended December 31, 1995 and 1994 were as follows:

                                                                           1994      1995
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Full Run...........................................................    843       778
      Total Market Coverage..............................................     58        63

     Net revenues of the Herald increased 7.4% over 1994.

THE ISLAND PACKET AND THE BEAUFORT GAZETTE

     The Island Packet and The Beaufort Gazette serve Beaufort County in southeastern South Carolina. The Island Packet serves Hilton Head Island where tourism, and retirement communities and services are the economic mainstays. The Gazette serves the city of Beaufort and northern Beaufort County encompassing surrounding islands of Lady's, St. Helena, Fripp and Paris.

     Each of the newspapers added a Saturday edition in September 1995 making them seven-day-a-week publications. The average paid circulation increased 2.8% daily and 2.6% Sunday at The Island Packet and was up 2.4% daily and 6.9% Sunday at The Gazette.

     As of December 31, 1995, approximately 62.0% of the daily and 46.0% of the Sunday circulation of The Packet was home delivered. Comparable amounts for the Gazette 70.0% daily and 71.0% Sunday.

     Advertising linage for the years ended December 31, 1995 and 1994 for the newspapers were:

                                                                           1995      1994
                                                                           -----     -----
    Advertising Linage (in thousands of six-column inches):
      Packet Full Run....................................................    679       640
      Packet Total Market Coverage.......................................      6        11
      Gazette Full Run...................................................    407       338
      Gazette Total Market Coverage......................................     53        55

     Net revenues of The Packet increased 12.6% over 1994, while The Gazette's net revenues were up 13.7%.

CAROLINAS NONDAILY NEWSPAPERS

     The South Carolina nondaily newspapers include the Clover Herald, the Yorkville Enquirer and the Lake Wylie Magazine and serve small communities in Chester and York counties. Net revenues for these newspapers declined 8.9% from 1994.

     The North Carolina nondailies are weekly to thrice-a-week newspapers that serve small communities generally surrounding Raleigh. They are (circulation in parenthesis): Chapel Hill News (21,400 primarily free distribution), Cary News (9,600), Zebulon Record (2,900), Gold Leaf Farmer (3,200), Mount Olive Tribune (4,500) and Smithfield Herald (27,500). N&O also publishes Business North Carolina, a monthly magazine distributed to approximately 24,000 homes throughout North Carolina. Total net revenues for these operations since August 1, 1995 were $5,725,000.

OTHER OPERATIONS

     The Company continues to expand the distribution of preprinted advertising inserts and run-of-press advertising nationally under The Newspaper Network Inc. The Newspaper Network has launched a national business of offering advertisers one-order, one-bill sales of advertising in newspapers throughout the country. The Company believes that this initiative will be important for both McClatchy and the newspaper industry in competing with direct mail on a national basis.

     Legi-Tech is an on-line computer service which provides information to clients on legislative activity in the California, Washington and Florida legislatures and in the United States Congress. Legi-Tech also provides the Sacramento Bee on-line to its customers and sells historical legislative information, as well as The Sacramento and Fresno Bees on CD-ROM.

     As a result of the Company's continued research and development of new technologies for its news and data, most of its larger papers are providing subscriber and advertiser services through various forms of electronic distribution. Several of the Company's largest newspapers are available on-line through various third-party services. The Company's on-line services were expanded greatly with the purchase of N&O's Nando.net on-line service. In addition to business, sports, national, local and international news, bulletin board services and other information, Nando.net includes The News & Observer's classified advertising listings. As Nando.net continues to evolve, it can be used to assist other newspapers within the Company in developing internet sites on the World Wide Web.

     McClatchy Printing Company, located in Clovis, California and Benson Printing, located in Benson, N.C. are commercial printers. In addition to printing television guides for some of the Company's newspapers, they print various commercial products and preprinted advertisements for third party customers.

     Revenues for these operations increased 53.7% over 1994, and were up 42.9% excluding new operations added in the acquisition of N&O. Revenues from these ventures represent about two percent of total revenues in 1995 and 1994.

RAW MATERIALS

     In 1995 the Company consumed approximately 152,000 metric tons of newsprint compared to 140,000 metric tons in 1994. The 1995 consumption includes newsprint usage of approximately 14,000 metric tons at the recently acquired N&O. The Company currently obtains its supply of newsprint from a number of suppliers, both foreign and domestic, under long-term contracts.

     Newsprint and supplement expense accounted for approximately 22% of operating expenses in 1995 compared to 17% in 1994. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. A world-wide imbalance between newsprint supply and demand has caused six price increases since May 1994 and may lead to additional price increases in 1996. Additional increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases.

     The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc. and four other publishers and a Canadian newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership formed to construct and operate a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 225,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. The Company has negotiated to purchase an additional 10,000 metric tons in 1996 and 8,000 in 1997 from the mill. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

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

EMPLOYEES -- LABOR

     As of December 31, 1995, the Company had 7,464 full and part-time employees, of whom approximately 11% were represented by unions. A total of 1,295 non-union employees were added with the N&O acquisition.

     Following the expiration of contracts with certain unions at The Sacramento Bee, The Fresno Bee and The Modesto Bee, negotiations between the newspapers and the affected unions (which represent approximately 14% of the these newspapers' employees) reached an impasse. In early 1987, final offers were "posted" to the unions at the Sacramento and Fresno Bees. In 1990, a final offer to the union at The Modesto Bee was posted. It is under these posted conditions that such union employees have been working. Negotiations with the unions are ongoing.

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

ITEM 2.  PROPERTIES

     The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1995, are set forth below.

                                                                        APPROXIMATE AREA
                                                                         IN SQUARE FEET
                                                                       -------------------
                                                                        OWNED      LEASED
                                                                       -------     -------
    Printing plants, business and editorial offices and
      warehouse space located in:
    Sacramento, California...........................................  685,914      22,167
    Fresno, California...............................................  406,000      18,283
    Raleigh, North Carolina..........................................  252,700      55,372
    Tacoma, Washington...............................................  245,787       5,544
    Modesto, California..............................................  163,166      17,774
    Anchorage, Alaska................................................  143,526
    Garner, North Carolina...........................................  105,000
    Kennewick, Washington............................................   98,081
    Rock Hill, South Carolina........................................   49,000
    Gilroy, California...............................................   27,400
    Clovis, California...............................................   27,100
    Ellensburg, Washington...........................................   24,000
    Beaufort, South Carolina.........................................   16,500         450
    Mount Olive, North Carolina......................................   13,200
    Jackson, California..............................................   12,853
    Smithfield, North Carolina.......................................   11,149
    Benson, North Carolina...........................................   10,700
    Chapel Hill, North Carolina......................................   10,504
    Hilton Head, South Carolina......................................    9,700
    Puyallup, Washington.............................................    6,500      10,000
    Morgan Hill, California..........................................    4,500
    Durham, North Carolina...........................................               12,250
    Cary, North Carolina.............................................               10,183
    Gig Harbor, Washington...........................................                9,000
    Hollister, California............................................                8,280
    Federal Way, Washington..........................................                4,420
    York, South Carolina.............................................                3,694
    Other -- principally northern California.........................    2,800     170,979

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

     McClatchy Newspapers, Inc. Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol -- MNI). Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by these exchanges for 1995 and 1994:

                                                   1995                           1994
                                        --------------------------     --------------------------
                                        HIGH     LOW     DIVIDENDS     HIGH     LOW     DIVIDENDS
                                        ----     ---     ---------     ----     ---     ---------
    1st Quarter.......................  24 1/8   21 1/8    $.095       24 1/4   22 1/8    $ .08
    2nd Quarter.......................  23 5/8   21 7/8    $.095         24     21 5/8    $ .08
    3rd Quarter.......................  23 1/4   21 1/2    $.095       27 1/4   23 1/2    $.085
    4th Quarter.......................  23 1/4   19 1/8    $.095       24 1/4   20 3/8    $.085

     The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

     The number of record holders of Class A and Class B Common Stock at March 18, 1996 was approximately 1,457 and 25, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1995       1994       1993       1992       1991
                                                        --------   --------   --------   --------   --------
CONSOLIDATED INCOME STATEMENT DATE:
REVENUES -- NET:
Advertising...........................................  $418,841   $368,068   $350,046   $345,574   $337,372
Circulation...........................................    95,248     85,017     83,729     80,318     74,770
Other.................................................    26,790     18,333     15,340     14,355     14,686
                                                        --------   --------   --------   --------   --------
TOTAL.................................................   540,879    471,418    449,115    440,247    426,828
OPERATING EXPENSES:
Depreciation and amortization.........................    44,000     38,140     35,583     33,560     29,929
Other costs and expenses..............................   434,505    361,410    348,428    344,764    347,692
                                                        --------   --------   --------   --------   --------
TOTAL.................................................   478,505    399,550    384,011    378,324    377,621
                                                        --------   --------   --------   --------   --------
OPERATING INCOME......................................    62,374     71,868     65,104     61,923     49,207
Partnership losses....................................       630      5,469      6,171      6,674      4,193
Other nonoperating expenses (income)..................     2,729     (3,166)        17        991      2,847
                                                        --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE
  EFFECTS OF ACCOUNTING CHANGES.......................    59,015     69,565     58,916     54,258     42,167
Income tax provision..................................    25,397     22,920     27,118     24,087     18,438
                                                        --------   --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING
  CHANGES.............................................    33,618     46,645     31,798     30,171     23,729
Cumulative effects of accounting changes..............                                       (341)
                                                        --------   --------   --------   --------   --------
Net income............................................  $ 33,618   $ 46,645   $ 31,798   $ 29,830   $ 23,729
                                                        ========   ========   ========   ========   ========
Earnings per common share:
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING
  CHANGES.............................................  $   1.12   $   1.58       1.10   $   1.05   $    .83
Cumulative effects of accounting changes..............                                       (.01)
                                                        --------   --------   --------   --------   --------
NET INCOME............................................  $   1.12   $   1.58   $   1.10   $   1.04   $    .83
                                                        ========   ========   ========   ========   ========
DIVIDENDS PER COMMON SHARE............................  $    .38   $    .33   $    .27   $   .215   $    .20
                                                        ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Total assets..........................................  $892,958   $586,637   $525,163   $491,151   $477,076
Long-term obligations.................................   271,135     14,961     14,213     23,901     38,618
Stockholders' equity..................................   465,694    442,220    383,523    358,299    333,372

     Results for 1995 include a $2.7 million pre-tax charge related to early retirement programs while 1994 includes a $6.0 million favorable adjustment (included in the income tax provision) related to the resolution of income tax audits. Results for 1992 include a $2.6 million pre-tax charge related to an early retirement program. This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS AND TRENDS

     On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O) (see note 2 to the consolidated financial statements). N&O publishes The News and Observer (Raleigh, N.C.) newspaper, seven other non-daily publications in North Carolina and Nando.net, an online service. The N&O newspaper has a daily circulation of approximately 154,000 and 200,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995. Excess cash and investments together with bank borrowings have been used to consummate the purchase of N&O. As a result, investment income is not expected to be significant over the next several years.

     Six newsprint price increases have been implemented by newsprint producers since May 1994 due to a world-wide imbalance of supply and demand for newsprint. These increases and a recently announced price increase in 1996 (if implemented) will continue to negatively impact the Company's operating income. Advertising and circulation volume and rate increases, coupled with company-wide cost control programs have helped mitigate the impact of newsprint price increases. While the Company intends to continue to pursue these measures, they may not have the same effect on future results.

     In 1994, the Company raised $20 million through the sale of 956,250 Class A shares to the public.

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

RESULTS OF OPERATIONS

  1995 COMPARED TO 1994

     Net income was $33.6 million or $1.12 per share and included a pre-tax charge of $2.7 million (five cents per share after-tax) for the cost of early retirement programs at The Sacramento Bee and The (Tacoma) News Tribune. Net income in 1994 was $46.6 million or $1.58 per share and included a $6.0 million or 20 cents per share favorable adjustment related to the resolution of tax matters. Earnings were lowered by the impact of continued newsprint price increases (three in 1995), financing costs of the N&O acquisition and a sluggish economy in Northern California, home to the Company's three Bee newspapers.

REVENUES (IN THOUSANDS):

                                                            1995         1994       % CHANGE
                                                          ---------    ---------    --------
    California newspapers...............................  $ 314,215    $ 309,579       1.5%
    Northwest newspapers................................    140,839      133,084       5.8%
    Carolinas newspapers................................     73,605       20,803        NM
    Other operations....................................     12,220        7,952      53.7%
                                                           --------     --------
              Total.....................................  $ 540,879    $ 471,418      14.7%
                                                           ========     ========

---------------
NM -- Not meaningful due to N&O acquisition on August 1, 1995.

     At the Company's California newspapers, total revenues increased $4.6 million with advertising revenues up $3.4 million or 1.4% and circulation revenues up $797,000 or 1.5%. Advertising revenues largely reflect a $4.4 million increase at The Sacramento Bee, offset partially by revenue declines of $933,000 at The Fresno Bee. Revenues at The Modesto Bee were up nominally.

     Full run "run-of-press" (ROP) linage, which generates a majority of advertising revenues, declined 4.7% at the three Bee newspapers. This decline was offset by rate increases implemented in the first quarter by all three Bees and again in September at The Modesto Bee.

     Circulation revenues at the California newspapers reflect gains in average paid daily circulation coupled with home delivery rate increases primarily at The Fresno and Modesto Bees in January 1995. Other revenues were up $439,000 or 25.3% due mainly to sales of used newsprint at The Sacramento Bee.

     In the Northwest region (Washington State and Anchorage, Alaska) newspaper revenues increased $7.8 million, led by the Anchorage Daily News. Advertising revenues grew $5.5 million or 5.6% while circulation revenues were up $1.3 million or 4.9%. The Peninsula Gateway, a weekly newspaper in Gig

Harbor, Washington was purchased at the end of June 1995 and contributed $1.3 million in additional revenues in 1995.

     Full run ROP advertising linage declines at The News Tribune were offset by gains at the Anchorage Daily News. Advertising revenue increases largely reflect rate increases implemented in November 1994 at the Tri-City Herald and in January 1995 at The News Tribune and Anchorage Daily News. The News Tribune raised home delivery circulation rates in December 1994 and the Daily News followed suit in April 1995, accounting for much of the increase in circulation revenues in the region. Other revenues increased about $1.0 million due mostly to commercial printing.

     Revenues in the Carolinas newspapers increased $52.8 million reflecting $50.7 million from the newly purchased News & Observer in Raleigh, North Carolina and its six non-daily sister newspapers; and a $2.1 million or 10.2% increase in revenues at the Company's South Carolina newspapers. The increase in the South Carolina newspapers' revenues reflect strong growth in both advertising and circulation volumes, along with advertising rate increases in January 1995 at The (Rock Hill) Herald and Beaufort Gazette and in July 1995 at The (Hilton Head) Island Packet.

     The Company's other operations, consisting of McClatchy Printing Company, Legi-Tech, The Newspaper Network (TNN) and N&O's New Media Division (primarily the Nando.net online service), contributed $4.3 million in additional revenues.

EXPENSES:

     Operating expenses increased 19.8% primarily from the addition of N&O in August 1995, the addition of the Peninsula Gateway in June 1995, escalation of newsprint prices and the early retirement charges of $2.7 million. Compensation costs increased 11.4%, primarily reflecting the addition of N&O. Excluding N&O and the $2.7 million for early retirement programs, compensation increased only 0.5%.

     Newsprint and supplement costs reflect the newsprint price increases discussed above, offset by reduced newsprint usage. Excluding N&O, newsprint usage was down approximately 3% from 1994 while newsprint and supplement costs rose 39.3%. Other operating expenses were up 14.1% and in addition to N&O's costs, includes a $1.5 million charge to write off obsolete equipment at The Sacramento Bee. The increase in depreciation and amortization was due to the addition of N&O.

     Non-operating items reflect an increase in net interest costs of $6.3 million as debt was incurred and excess cash was used to complete the N&O acquisition. The Company's share of Ponderay newsprint mill losses declined $4.8 million as the mill benefited from higher newsprint prices.

     The Company's effective tax rate in 1995 was 43.0% versus 32.9% in 1994. Higher non-deductible expenses (principally amortization) due to the N&O acquisition in 1995 and the favorable tax settlements in 1994 account for most of the difference. See note 5 to the consolidated financial statements. The 1996 effective tax rate is expected to be higher by two to three percentage points due to the inclusion of a full year of nondeductible expenses at N&O.

  1994 COMPARED TO 1993

     Net income was $46.6 million or $1.58 per share. Excluding the $6.0 million favorable tax adjustment discussed above, net income was a record $40.6 million, up 27.8%. Operating income increased 10.4% to $71.9 million primarily reflecting greater contributions from The Sacramento Bee, two Washington dailies -- The News Tribune and the Tri-City Herald, and the Anchorage Daily News. Net income also benefited from higher investment income and somewhat lower losses from the Company's joint venture in Ponderay Newsprint Company, a newsprint producer.

REVENUES (IN THOUSANDS):

                                                            1994         1993       % CHANGE
                                                          --------     --------     --------
    California newspapers...............................  $309,579     $298,542         3.7%
    Northwest newspapers................................   133,084      125,313         6.2%
    South Carolina newspapers...........................    20,803       19,283         7.9%
    Other operations....................................     7,952        5,977        33.0%
                                                          --------     --------
              Total.....................................  $471,418     $449,115         5.0%
                                                          ========     ========

     Total revenues at the California newspapers increased $11.0 million led by a $9.9 million increase at The Sacramento Bee. Total advertising revenues increased $10.8 million or 4.5% while circulation revenues were up 0.7% or $408,000.

     Higher advertising revenues mainly reflect rate increases implemented in the first quarter of 1994 at The Sacramento, Fresno and Modesto Bees, while ROP advertising linage was relatively flat (up 0.7% at the three newspapers). Circulation revenue increases generally mirror the increase in average paid circulation as the larger California newspapers chose not to raise subscription rates for the second consecutive year. Average daily circulation at the three Bee newspapers increased 1.7% while Sunday increased 1.9%.

     The 6.2% or $7.8 million increase at the Northwest newspapers reflect a 6.5% increase in advertising revenues and a 2.5% increase in circulation revenues.

     Advertising rate increases in January 1994 at The News Tribune and Anchorage Daily News, and in November 1993 at the Tri-City Herald, coupled with a 3.5% increase in ROP linage at the three newspapers to produce a $6.0 million increase in revenues. Circulation revenues were up due to strong subscriber growth in the Washington state newspapers and subscription rate increases in April 1994 at the Anchorage Daily News.

     Revenue growth at the South Carolina newspapers reflects strong growth in advertising linage and in average paid circulation. The three larger dailies also implemented selected advertising and subscription rate increases. Led by the (Hilton Head) Island Packet, the South Carolina newspapers were the fastest growing in revenue and circulation of all of the Company's newspapers.

     The 33.0% increase in other revenues is mostly attributable to increased commercial printing at McClatchy Printing Company and strong growth at TNN as it expanded its reach nationally.

EXPENSES:

     Newsprint price increases in 1994 were major factors in the 4.0% increase in operating expenses. Newsprint and supplements expenses were up 11.3% due to the price increases and, to a lesser degree, increased newsprint usage. Compensation expenses were held to a 1.3% increase as lower headcounts partially offset wage increases that ranged from about one-to-three percent. In addition, the cost of fringe benefits were held to a 1.1% increase. Other operating expenses increased 4.0% and include the costs of closing most of the Company's Senior Spectrum tabloids in March, volume related costs of higher advertising and circulation activity and the general impact of inflation. Depreciation and amortization increased 7.2%, due principally to new equipment added at The Sacramento Bee.

     Nonoperating expenses declined $3.9 million as a result of a $2.8 million increase in investment income and lower losses from the Company's investment in the Ponderay newsprint mill.

     The effective tax rate in 1994 was 32.9% (including the $6.0 million tax adjustment discussed above) compared to 46.0% in 1993. The higher rate in 1993 was due partially to federal tax laws passed in August which increased the corporate tax rate to 35% retroactive to January 1993. The Company recorded tax adjustments of $1,088,000 representing additional taxes on income in the first half of 1993 and the revaluing of cumulative deferred taxes. The remaining difference relates largely to higher deductibility of amortization in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $3.3 million at December 31, 1995 versus $98.0 million of cash and short-term investments at the end of 1994. Most of the Company's cash was used to finance the acquisition of N&O. See notes 2 and 4 to the financial statements for a discussion of the impact of the acquisition on the Company's liquidity and capital resources.

     The Company generated $69.2 million of cash from operating activities in 1995 and has generated an aggregate of $254.1 million over the last three years. The Company also received $76.6 million in proceeds from maturing debt securities. The major uses of cash over the three year period have been to consummate the N&O acquisition, to purchase property, plant and equipment, to invest in interest bearing securities and to repay debt. Cash has also been used to fund its Ponderay newsprint mill investment and to pay dividends. See the Company's Statement of Cash Flows on page 20.

     A total of $35.0 million was expended in 1995 for capital projects and equipment to improve productivity and keep pace with circulation growth, primarily at The Sacramento Bee, The News Tribune and the Carolinas-based newspapers. Capital expenditures over the last three years have totalled $105.3 million and planned expenditures in 1996 are estimated to be approximately $30 million.

     The Company has a partnership interest in Ponderay Newsprint Company which began in 1989 and has incurred losses through 1995. However, its losses have diminished as newsprint prices have continued to increase and the partnership was profitable in the second half of the year. See notes 3 and 9 to the consolidated financial statements for a discussion of the Company's commitments to the joint venture.

     The Company had $57.0 million of available credit under its current bank credit agreement at December 31, 1995. Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        ----
Report of Deloitte & Touche LLP.......................................................   16
Consolidated Statement of Income......................................................   17
Consolidated Balance Sheet............................................................   18
Consolidated Statement of Cash Flows..................................................   20
Consolidated Statement of Stockholders' Equity........................................   21
Notes to Consolidated Financial Statements............................................   22
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts....................................   35

All other schedules are omitted as not applicable under the rules of Regulation S-X.

                          INDEPENDENT AUDITOR'S REPORT

McClatchy Newspapers, Inc.:

     We have audited the accompanying consolidated balance sheets of McClatchy Newspapers, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McClatchy Newspapers, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Sacramento, California
February 2, 1996

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
REVENUES -- NET:
  Advertising..............................................  $418,841     $368,068     $350,046
  Circulation..............................................    95,248       85,017       83,729
  Other....................................................    26,790       18,333       15,340
                                                             --------     --------     --------
     TOTAL.................................................   540,879      471,418      449,115
OPERATING EXPENSES:
  Compensation.............................................   225,505      202,368      199,743
  Newsprint and supplements................................   104,587       67,505       60,639
  Depreciation and amortization............................    44,000       38,140       35,583
  Other operating expenses.................................   104,413       91,537       88,046
                                                             --------     --------     --------
     TOTAL.................................................   478,505      399,550      384,011
                                                             --------     --------     --------
OPERATING INCOME...........................................    62,374       71,868       65,104
NONOPERATING (EXPENSES) INCOME:
  Interest expense.........................................    (7,014)         (33)        (118)
  Investment income........................................     3,925        3,247          461
  Partnership losses.......................................      (630)      (5,469)      (6,171)
  Other -- net.............................................       360          (48)        (360)
                                                             --------     --------     --------
     TOTAL.................................................    (3,359)      (2,303)      (6,188)
INCOME BEFORE INCOME TAX PROVISION.........................    59,015       69,565       58,916
  Income tax provision.....................................    25,397       22,920       27,118
                                                             --------     --------     --------
NET INCOME.................................................  $ 33,618     $ 46,645     $ 31,798
                                                             ========     ========     ========
NET INCOME PER COMMON SHARE................................  $   1.12     $   1.58     $   1.10
                                                             ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES...................    30,023       29,583       28,879

                See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents..........................................  $   3,252     $  68,574
  Short-term investments.............................................         --        29,448
Trade receivables (less allowances of $2,327 in 1995 and $2,000 in
  1994)..............................................................     69,451        58,185
Other receivables....................................................      2,251         1,704
Newsprint, ink and other inventories.................................     13,703         8,578
Deferred income taxes................................................      9,840        11,425
Other current assets.................................................      4,737         2,476
                                                                        --------      --------
     TOTAL CURRENT ASSETS............................................    103,234       180,390
PROPERTY, PLANT AND EQUIPMENT:
  Land...............................................................     30,920        19,591
  Buildings and improvements.........................................    141,908       126,055
  Equipment..........................................................    347,651       299,717
  Construction in progress...........................................     31,110         9,885
                                                                        --------      --------
     Total...........................................................    551,589       455,248
  Accumulated depreciation...........................................   (203,214)     (180,601)
                                                                        --------      --------
NET PROPERTY, PLANT AND EQUIPMENT....................................    348,375       274,647
INTANGIBLES -- NET...................................................    429,390       115,446
LONG-TERM INVESTMENTS................................................         --        11,303
INVESTMENT IN NEWSPRINT MILL PARTNERSHIP.............................      5,965         4,111
OTHER ASSETS.........................................................      5,994           740
                                                                        --------      --------
     TOTAL ASSETS....................................................  $ 892,958     $ 586,637
                                                                        ========      ========

                See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
CURRENT LIABILITIES:
  Current portion of long-term bank debt.............................  $  10,000     $      --
  Accounts payable...................................................     20,152        17,791
  Accrued compensation...............................................     33,222        32,253
  Income taxes.......................................................         --         5,615
  Unearned revenue...................................................     17,566        12,096
  Carrier deposits...................................................      4,298         3,331
  Other accrued liabilities..........................................      9,248         8,006
                                                                        --------      --------
     TOTAL CURRENT LIABILITIES.......................................     94,486        79,092
LONG-TERM BANK DEBT..................................................    243,000            --
OTHER LONG-TERM OBLIGATIONS..........................................     28,135        14,961
DEFERRED INCOME TAXES................................................     61,643        50,364
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
     Class A -- authorized 50,000,000 shares, issued 6,850,315 in
      1995 and 6,638,022 in 1994.....................................         69            66
     Class B -- authorized 30,000,000 shares, issued 23,131,334 in
      1995 and 23,276,789 in 1994....................................        231           233
  Additional paid-in capital.........................................     62,521        61,290
  Retained earnings..................................................    403,244       381,002
  Treasury stock, 20,000 Class A shares..............................       (371)         (371)
                                                                        --------      --------
     TOTAL STOCKHOLDERS' EQUITY......................................    465,694       442,220
                                                                        --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................  $ 892,958     $ 586,637
                                                                        ========      ========

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income...............................................  $ 33,618     $ 46,645     $ 31,798
  Reconciliation to net cash provided:
     Depreciation and amortization.........................    44,146       38,294       35,778
     Deferred income taxes.................................     7,079      (15,435)       7,164
     Partnership losses....................................       630        5,469        6,171
     Changes in certain assets and liabilities -- net......   (17,931)      19,118        9,204
     Other.................................................     1,637           84          599
                                                             ---------    --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    69,179       94,175       90,714
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
  Maturities of investments held to maturity...............    29,789       26,302           --
  Proceeds from investments available for sale.............    20,539           --           --
  Purchases of investments held to maturity................    (5,940)     (50,151)          --
  Purchases of investments available for sale..............    (3,637)     (16,902)          --
  Purchases of property, plant and equipment...............   (34,988)     (34,437)     (35,851)
  Investment in newsprint mill partnership.................    (2,484)      (5,603)      (4,711)
  Acquisition of newspaper and other operations............  (241,442)          --           --
  Other -- net.............................................        --          812          188
                                                             ---------    --------     --------
NET CASH USED BY INVESTING ACTIVITIES......................  (238,163)     (79,979)     (40,374)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
  Net proceeds from public offering........................        --       20,001           --
  Proceeds from long-term debt.............................   243,000           --           --
  Repayment of long-term debt..............................  (129,194)          --      (10,072)
  Payment of cash dividends................................   (11,376)      (9,776)      (7,775)
  Other -- principally stock issuances.....................     1,232        1,827        1,175
                                                             ---------    --------     --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........   103,662       12,052      (16,672)
                                                             ---------    --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................   (65,322)      26,248       33,668
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............    68,574       42,326        8,658
                                                             ---------    --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $  3,252     $ 68,574     $ 42,326
                                                             =========    ========     ========

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               PAR VALUE       ADDITIONAL              TREASURY
                                           -----------------    PAID-IN     RETAINED    STOCK
                                           CLASS A   CLASS B    CAPITAL     EARNINGS   AT COST     TOTAL
                                           -------   -------   ----------   --------   --------   --------
BALANCES, DECEMBER 31, 1992..............    $46      $ 242     $ 38,272    $320,110    $ (371)   $358,299
  Net income.............................                                     31,798                31,798
  Dividends paid ($.27 per share)........                                     (7,775)               (7,775)
  Conversion of 443,000 Class B shares to
     Class A.............................      4         (4)
  Issuance of 72,080 Class A shares under
     employee stock plans................      1                   1,200                             1,201
                                           -------   -------   ----------   --------   --------   --------
BALANCES, DECEMBER 31, 1993..............     51        238       39,472     344,133      (371)    383,523
  Net income.............................                                     46,645                46,645
  Dividends paid ($.33 per share)........                                     (9,776)               (9,776)
  Conversion of 477,000 Class B shares to
     Class A.............................      5         (5)
  Issuance of 956,250 Class A shares
     to public...........................      9                  19,992                            20,001
  Issuance of 104,322 Class A shares
     under employee stock plans..........      1                   1,826                             1,827
                                           -------   -------   ----------   --------   --------   --------
BALANCES, DECEMBER 31, 1994..............     66        233       61,290     381,002      (371)    442,220
  Net income.............................                                     33,618                33,618
  Dividends paid ($.38 per share)........                                    (11,376)              (11,376)
  Conversion of 145,455 Class B shares to
     Class A.............................      2         (2)
  Issuance of 66,838 Class A shares under
     employee stock plans................      1                   1,231                             1,232
                                           -------   -------   ----------   --------   --------   --------
BALANCES, DECEMBER 31, 1995..............    $69      $ 231     $ 62,521    $403,244    $ (371)   $465,694
                                           ======    ======      =======    ========    ======    ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

     McClatchy Newspapers, Inc. and its subsidiaries are engaged primarily in the publication of newspapers located in California, the Northwest (Washington and Alaska) and the Carolinas.

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

     Investments -- All of the Company's investments were liquidated in 1995. At December 31, 1994 investments consisted of the following short-term securities:
$23,849,000 of commercial paper maturing through March 15, 1995 which were held to maturity, and valued at amortized costs; and $5,599,000 of U.S. and local government debt securities maturing through October 5, 1995, which were available for sale and recorded at amortized costs because the unrecognized loss was not significant by security or in total. Long-term investments consisted of U.S. and local government debt securities totalling $11,303,000 maturing through November 15, 1997, which were classified as available for sale and recorded at amortized cost because the unrecognized loss was not significant by security or in total. Costs for investment securities sold are determined by specific identification. No gains or losses were realized in 1995 or 1994.

     Concentrations of credit risks -- Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents, short and long-term investments and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. Cash equivalents are currently invested in the highest rated commercial paper and U.S. and local government securities. Accounts receivable are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

     Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $7,426,000 at December 31, 1995 and $2,856,000 at December 31, 1994.

     Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. Such interest aggregated $708,000 in 1995, none in 1994 and $5,000 in 1993.

     Depreciation is computed generally on a straight-line basis over estimated useful lives of:

     - 10 to 60 years for buildings

     - 9 to 25 years for presses

     - 3 to 15 years for other equipment

     Intangibles consist of the unamortized excess of the cost of acquiring newspaper operations over the fair values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers, covenants not to compete and commercial printing contracts, are amortized over three to forty years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations.

     Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See note 5.

     Earnings per share are based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options).

2.  ACQUISITION

     On August 1, 1995, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $247,000,000 in cash for all the outstanding common stock of N&O and assumed $117,000,000 of pre-existing N&O funded debt. An additional $10,000,000 is payable subject to the resolution of certain contingencies and is collateralized by a letter of credit. The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash and investments. The Company refinanced the N&O funded debt and recorded a prepayment penalty of $12,194,000 as part of N&O acquisition costs. See note 4 for discussion of the Company's long-term debt.

     N&O publishes The News & Observer newspaper in Raleigh, N.C., seven other non-daily publications in North Carolina and the Nando.net online service. The News & Observer has a daily circulation of about 154,000 and 200,000 Sunday.

     The acquisition was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Assets of N&O included approximately $1,500,000 of working capital, $72,600,000 of property, plant and equipment and $323,100,000 of intangible assets. Intangible assets include approximately $299,100,000 of goodwill which is to be amortized over a 40-year period. In addition to the $117,000,000 of N&O long-term debt, the Company assumed deferred income tax and other liabilities totaling $11,500,000.

     The N&O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries as though the acquisition had taken place on January 1, 1995 and 1994 (in thousands, except per share amounts):

                                                                       1995         1994
                                                                     ---------    ---------
    Revenues.......................................................  $ 608,272    $ 578,573
    Net income.....................................................     26,445       40,285
    Earnings per common shares.....................................  $    0.88    $    1.36

3.  INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

     A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to construct and operate a newsprint mill in the State of Washington. The Company guarantees certain bank debt used to construct the mill (see note 9) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1995: $18,414,000, 1994: $13,083,000 and 1993: $12,079,000) or
re-allocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 10,000 metric tons from Ponderay in 1996 and 8,000 in 1997.

     Summarized financial data for the years ended December 31, 1995, 1994 and 1993 for Ponderay's operations are as follows (in thousands):

                                                           1995         1994         1993
                                                         --------     --------     --------
    FINANCIAL POSITION:
      Current assets...................................  $ 28,277     $ 19,484     $ 19,624
      Property, plant and equipment....................   278,224      291,033      304,315
      Other assets.....................................     3,457        1,654        5,690
                                                         --------     --------     --------
         TOTAL ASSETS..................................  $309,958     $312,171     $329,629
                                                         ========     ========     ========
      Current liabilities..............................  $ 37,648     $ 34,010     $ 33,761
      Long-term liabilities............................   229,048      248,633      267,331
      Partners' capital................................    43,262       29,528       28,537
                                                         --------     --------     --------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL.......  $309,958     $312,171     $329,629
                                                         ========     ========     ========
      RESULTS OF OPERATIONS:
      Revenues.........................................  $151,690     $100,233     $ 94,375
      Net loss.........................................     4,666       40,509       45,713

4.  LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

     At December 31, 1995 long-term bank debt consist of (in thousands):

        Bank Credit Agreement.............................................  $243,000
        N&O holdback payable..............................................    10,000
                                                                            --------
        Total.............................................................   253,000
        Less current portion..............................................    10,000
                                                                            --------
        Total long-term bank debt.........................................  $243,000
                                                                            ========

     In addition, the Company also has an outstanding letter of credit for $4,581,000 securing self-insurance workers' compensation reserves.

     On July 28, the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. In connection with the August 1 acquisition of N&O, the Company drew down $138,000,000 of borrowings and the bank issued a $10,000,000 letter of credit on behalf of the Company (see note 2). The N&O holdback is expected to be paid in August 1996.

     Among the liabilities assumed in acquiring the stock of N&O were long-term notes payable consisting of $98,000,000 face value of unsecured senior notes bearing interest at 9.65% to 9.76% and a $19,000,000 unsecured variable rate note. The Company has refinanced N&O's debt and incurred a refinancing penalty of $12,194,000 in accordance with the terms of the note agreements which has been included in the purchase price.

     Under the Credit Agreement, interest only is payable through July 1, 2000. A total of $12,500,000 of principal is due on July 1, 2000 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On December 31, 1995, the interest rate applicable to the amount drawn ranged from 5.9% to 6.2%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at December 31, 1995.

     At December 31, 1995 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in

November 1998. The Company makes payments under the Credit Agreement and receives or makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

     Other long-term obligations consist of (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
        Postretirement benefit obligations.......................  $ 9,386     $ 9,209
        Pension obligations......................................   11,074       3,142
        Deferred compensation and other..........................    7,675       2,610
                                                                   -------     -------
             Total long-term obligations.........................  $28,135     $14,961
                                                                   =======     =======

5.  INCOME TAX PROVISIONS

     Income tax provisions consist of (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1995         1994        1993
                                                           -------     --------     -------
    Current:
      Federal............................................  $15,870     $ 32,328     $16,212
      State..............................................    2,448        6,027       3,742
    Deferred:
      Federal............................................    6,332      (15,279)      6,663
      State..............................................      747         (156)        501
                                                           -------     --------     -------
    Income tax provision.................................  $25,397     $ 22,920     $27,118
                                                           =======     ========     =======

     The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  1995       1994       1993
                                                                  ----       ----       ----
    Statutory rate..............................................   35%        35%        35%
    State taxes, net of federal benefit.........................    4          5          5
    Amortization of intangibles.................................    4          2          4
    Impact of retroactive tax rate adjustments..................   --         --          1
    Resolution of tax audits....................................   --        (9)         --
    Other.......................................................   --         --          1
                                                                   --         --         --
    Effective rate..............................................   43%        33%        46%
                                                                   ==         ==         ==

     In 1994 the Company settled disputes with the Internal Revenue Service and the California Franchise Tax Board involving examinations of the Company's tax returns. The principal issues related to losses from non-newspaper operations from 1982 through 1987, and to the amortization of intangible assets acquired from 1986 through 1991. The resolution of the audits resulted in a $6,003,000 increase in net earnings which was recorded as a reduction to the 1994 income tax provision ($5,134,000 recognized in the third quarter).

     The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 31, 1995 and 1994 are (in thousands):

                                                                   1995         1994
                                                                 --------     --------
        Depreciation and amortization..........................  $ 56,468     $ 40,535
        Partnership losses.....................................     9,034       11,147
        State taxes............................................       230          201
        Deferred compensation..................................   (14,843)     (13,085)
        Other..................................................       914          142
                                                                  -------      -------
        Deferred tax liability (net of $9,840 in 1995 and
          $11,425 in 1994 reported as current assets)..........  $ 51,803     $ 38,940
                                                                  =======      =======

6.  INTANGIBLES

     Intangibles consist of (in thousands):

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1995         1994
                                                                 ---------    ---------
        Identifiable intangible assets, primarily customer
          lists................................................  $ 150,530    $ 125,511
        Excess purchase prices over identifiable assets........    364,933       64,400
                                                                  --------     --------
        Total..................................................    515,463      189,911
        Less accumulated amortization..........................     86,073       74,465
                                                                  --------     --------
        Intangibles -- net.....................................  $ 429,390    $ 115,446
                                                                  ========     ========

7.  EMPLOYEE BENEFITS

EARLY RETIREMENT CHARGE:

     The Sacramento Bee and The (Tacoma) News Tribune made early retirement programs available to certain employees. Pre-tax charges of $2,318,000 and $390,000 were recorded in September 1995 and December 1995, respectively, for these programs.

RETIREMENT PLANS:

     The Company has two defined benefit pension plans (retirement plans) for a majority of its employees including employees of the recently acquired N&O. Benefits are based on years of service and compensation. Contributions to the plan are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

     The Company also has three supplemental retirement plans to provide key employees (including N&O in 1995) with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under it are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is included in other long-term obligations.

     The elements of pension costs are as follows (in thousands):

                                                                     DECEMBER 31,
                                                           --------------------------------
                                                            1995        1994         1993
                                                           -------     -------     --------
    Cost of benefits earned during the year..............  $ 6,031     $ 6,430     $  5,393
    Interest on projected benefit obligation.............    8,461       7,208        6,447
    Return on plan assets -- (gain)......................  (20,897)        (77)     (10,477)
    Deferred (loss) gain -- return on plan assets (less)
      greater than assumed...............................   12,948      (7,071)       4,033
    Net amortization and other deferrals.................      (13)         15            2
                                                           --------    -------     --------
    Net pension cost.....................................  $ 6,530     $ 6,505     $  5,398
                                                           ========    =======     ========

     The plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1995 and 1994 are as follows (in thousands):

                                                              1995                        1994
                                                    -------------------------   -------------------------
                                                                 SUPPLEMENTAL                SUPPLEMENTAL
                                                    RETIREMENT    RETIREMENT    RETIREMENT    RETIREMENT
                                                      PLANS         PLANS          PLAN          PLAN
                                                    ----------   ------------   ----------   ------------
Actuarial present value of:
  Vested benefit obligation.......................   $103,450      $  7,062      $ 71,581      $  3,013
                                                     ========       =======       =======       =======
  Accumulated benefit obligation..................   $106,742      $  7,181      $ 75,692      $  3,013
                                                     ========       =======       =======       =======
Plan assets at fair value.........................   $118,091            --      $ 87,236            --
Projected benefit obligation......................    127,404      $  9,036        93,208      $  4,429
                                                     --------       -------       -------       -------
Projected benefit over plan assets................      9,313         9,036         5,972         4,429
Unrecognized net (losses) gains...................       (672)          164         2,892           843
Unrecognized prior service cost...................     (2,281)       (1,806)       (2,648)       (2,011)
Unrecognized net pension transition asset,
  amortized over 15 years.........................      3,283            --         3,831            --
Minimum liability.................................         --           298            --            --
                                                     --------       -------       -------       -------
Accrued pension obligation........................   $  9,643      $  7,692      $ 10,047      $  3,261
                                                     ========       =======       =======       =======

     Assumptions used for valuing defined benefit obligations were:

                                                                      DECEMBER 31,
                                                            --------------------------------
                                                                 1995              1994
                                                            --------------    --------------
    Discount rate in determining benefit obligation.......           7.25%             8.50%
    Expected long-term rate of return on assets...........           8.50%             8.50%
    Rates of compensation increase........................   3.50% - 5.00%     4.50% - 5.50%

     The Company has two deferred Compensation and Investment Plans (401(k) plans) which enable qualified employees (including N&O in 1995) to voluntarily defer compensation. The Company's mandatory matching contributions to the 401(k) plans were $4,203,000 in 1995, $3,838,000 in 1994 and $3,751,000 in 1993.

POSTRETIREMENT BENEFITS:

     The Company also provides or subsidizes certain retiree health care and life insurance benefits. The elements of postretirement expenses are as follows (in thousands):

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                   1995      1994     1993
                                                                   -----     ----     ----
    Service costs................................................  $ 144     $173     $230
    Interest costs...............................................    552      542      649
    Amortization.................................................   (105)     (34)      --
                                                                   -----     ----     ----
    Total postretirement benefits costs..........................  $ 591     $681     $879
                                                                   =====     ====     ====

     The plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1995 and 1994 are as follows (in thousands):

                                                                          1995       1994
                                                                         -------    -------
    Accumulated postretirement benefit obligation (APBO):
    Retirees...........................................................  $ 6,091    $ 4,503
    Active eligible employees..........................................      307        666
    Active ineligible employees........................................    1,789      2,240
                                                                          ------     ------
    Total APBO.........................................................    8,187      7,409
    Unrecognized gains.................................................    1,434      1,800
                                                                          ------     ------
    Net postretirement benefit liability...............................  $ 9,621    $ 9,209
                                                                          ======     ======

     Assumptions used for valuing postretirement obligations were:

        Discount rate in determining benefit
          obligation................................            7.25%              8.5%
        Medical care cost trend rates...............   11.75% - 12.5%    11.75% - 12.5%

     The medical care cost trend rates are estimated to decline to 5.8% by the year 2002. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO by 2.8% and the annual service and interest cost by 4.4%.

8.  CASH FLOW INFORMATION

     Net cash paid for the acquisition of newspapers and other operations consists of (in thousands):

                                                          N&O            OTHER
                                                      ACQUISITION     ACQUISITIONS       TOTAL
                                                      -----------     ------------     ---------
    Assets acquired.................................   $  418,011        $2,971        $ 420,982
    Liabilities assumed.............................     (161,120)         (822)        (161,942)
    Holdback payable................................      (10,000)           --          (10,000)
                                                        ---------        ------        ---------
    Cash paid.......................................      246,891         2,149          249,040
    Fees and expenses...............................          644            --              644
    Less cash acquired..............................       (8,182)          (60)          (8,242)
                                                        ---------        ------        ---------
    Net cash paid...................................   $  239,353        $2,089        $ 241,442
                                                        =========        ======        =========

     Cash paid during the years ended December 31, 1995, 1994 and 1993 for interest and income taxes were (in thousands):

                                                             1995        1994        1993
                                                            -------     -------     -------
    Interest paid (net of amount capitalized).............  $ 9,856     $    19     $   118
    Income taxes paid (net of refunds)....................   26,167      29,524      18,448

     Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                                     DECEMBER 31,
                                                           --------------------------------
                                                             1995         1994        1993
                                                           --------     --------     ------
    Increase (decrease) in assets:
      Trade receivables..................................  $  1,303     $ 10,326     $1,345
      Inventories........................................     4,175       (1,455)       (97)
      Other assets.......................................     5,199      (11,274)      (669)
                                                           ---------    ---------    -------
              Total......................................    10,677       (2,403)       579
    Increase (decrease) in liabilities:
      Accounts payable...................................    (2,013)       3,748      3,569
      Accrued compensation...............................     1,730        5,929      3,422
      Income taxes.......................................    (5,698)       4,498      1,087
      Other liabilities..................................    (1,273)       2,540      1,705
                                                           ---------    ---------    -------
              Total......................................    (7,254)      16,715      9,783
                                                           ---------    ---------    -------
    Net cash (decrease) increase from changes in assets
      and liabilities....................................  $(17,931)    $ 19,118     $9,204
                                                           =========    =========    =======

9.  COMMITMENTS AND CONTINGENCIES

     The Company guarantees $21,094,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

     The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through March 2000. Total rental expense amounted to $2,027,000 in 1995, $2,009,000 in 1994 and $1,618,000
in 1993. Minimum rental commitments under operating leases with noncancelable terms in excess of one year are (in thousands):

            1996........................................................  $2,123
            1997........................................................   1,557
            1998........................................................     938
            1999........................................................     368
            2000........................................................     224
            Thereafter..................................................     121
                                                                          ------
            Total.......................................................  $5,331
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

10.  COMMON STOCK AND STOCK PLANS

     In 1994, the Company raised $20,001,000 through the sale of 956,250 Class A shares to the public.

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

     The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 1995, 506,276 shares of Class A common stock have been issued under the Purchase Plan.

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

     The Company's 1994 Employee Stock Option Plan (1994 Employee Plan) reserves 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 Employee Plan.

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

                                                           EMPLOYEE PLANS         DIRECTORS' PLAN
                                                         -------------------     ------------------
                                                                     AVERAGE                AVERAGE
                                                         OPTIONS      PRICE      OPTIONS     PRICE
                                                         -------     -------     ------     -------
Outstanding, December 31, 1992.........................  469,300     $ 17.52     31,500     $ 20.17
Granted................................................       --          --     10,500       22.38
Exercised..............................................   (4,425)      15.26         --          --
Forfeited..............................................   (3,575)      17.78         --          --
                                                         -------                 -------
Outstanding, December 31, 1993.........................  461,300       17.54     42,000       20.72
Granted................................................  237,900       22.06     13,500       22.50
Exercised..............................................  (45,150)      15.96         --          --
Forfeited..............................................   (1,950)      20.73     (1,500)      22.50
                                                         -------                 -------
Outstanding December 31, 1994..........................  652,100       19.29     54,000       21.11
Granted................................................  147,400       22.25     12,000       23.00
Exercised..............................................   (4,900)      17.22     (4,500)      20.17
Forfeited..............................................   (2,400)      20.73     (1,500)      23.00
                                                         -------                 -------
Outstanding December 31, 1995..........................  792,200       19.85     60,000       21.52
                                                         =======                 =======

     In the Employee Plans, there are 351,325 options exercisable and 374,450 remain for future grants. In the Directors' Plan, 34,875 shares were exercisable and 85,500 are available for future awards.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The new standard defines a fair value method of accounting for stock options and other equity instruments, such as employee stock purchase plans. As permitted by SFAS 123, the Company will continue to account for employee stock-based transactions under existing accounting rules and will disclose pro forma net income and earnings per share as if the Company had applied the fair value method of accounting defined in SFAS 123. As a result, the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows. Such proforma disclosure will be presented beginning with the Company's 1996 annual consolidated financial statements.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

          Cash equivalents and Short-term and Long-term Investments -- The carrying amount approximates fair value based on quoted market prices.

          Long-Term Bank Debt -- The carrying value approximates fair value based on interest rates available to the Company on debt instruments with similar terms.

          Interest Rate Swap Agreement -- When considering interest rates at December 31, 1995, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

                                                           1ST        2ND        3RD        4TH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                        ---------  ---------  ---------  ---------
1995:
Revenues-net..........................................  $ 113,798  $ 124,648  $ 141,961  $ 160,472
Operating income......................................     10,358     19,734     11,030     21,252
Net income............................................      6,642     12,531      4,449      9,996
Net income per common share...........................        .22        .42        .15        .33
1994:
Revenues-net..........................................  $ 108,924  $ 118,643  $ 117,098  $ 126,753
Operating income......................................     11,605     20,542     17,300     22,421
Net income............................................      5,897     11,017     15,716     14,015
Net income per common share...........................        .20        .37        .53        .47
1993:
Revenues-net..........................................  $ 105,282  $ 113,458  $ 111,282  $ 119,093
Operating income......................................     10,546     16,962     16,396     21,200
Net income............................................      4,768      8,514      7,341     11,175
Net income per common share...........................        .17        .30        .25        .39

     In the third quarter of 1995, the Company acquired The News and Observer Publishing Company and separately, recorded an early retirement expense of $2,318,000.

     Please see note 5 for discussions of credits recorded in the third quarter of 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", and "Pension Plans" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) & (2)  Financial Statements and Financial Statement Schedules filed as a part of this Report as listed in the Index to Financial Statements and Financial Statement Schedules on page 15 hereof.

    (3) Exhibits filed as part of this Report as listed in the Exhibit Index beginning on page 36 hereof.

(b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1996.

                                          McCLATCHY NEWSPAPERS, INC.

                                          By /s/         ERWIN POTTS
                                             ----------------------------------
                                                        Erwin Potts
                                                   Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------    -----------------------------    ---------------
      PRINCIPAL EXECUTIVE OFFICERS:
                                              Chairman of the Board, Chief      March 29, 1996
       /s/ ERWIN POTTS                        Executive Officer and
------------------------------------------    Director
              (Erwin Potts)
                                              President, Chief Operating        March 29, 1996
       /s/ GARY B. PRUITT                     Officer and Director
------------------------------------------
             (Gary B. Pruitt)

      PRINCIPAL FINANCIAL OFFICER:
                                              Vice President, Finance,          March 29, 1996
       /s/ JAMES P. SMITH                     Treasurer and Director
------------------------------------------
             (James P. Smith)

      PRINCIPAL ACCOUNTING OFFICER:

       /s/  ROBERT W. BERGER                  Controller                        March 29, 1996
------------------------------------------
            (Robert W. Berger)

                DIRECTORS:

       /s/ WILLIAM K. COBLENTZ                Director                          March 29, 1996
------------------------------------------
          (William K. Coblentz)

       /s/ MOLLY MALONEY EVANGELISTI          Director                          March 29, 1996
------------------------------------------
       (Molly Maloney Evangelisti)

       /s/ WILLIAM L. HONEYSETT               Senior Vice President and         March 29, 1996
------------------------------------------    Director
          (William L. Honeysett)

       /s/ JOAN F. LANE                       Director                          March 29, 1996
------------------------------------------
              (Joan F. Lane)

       /s/ R. LARRY JINKS                     Director                          March 29, 1996
------------------------------------------
             (R. Larry Jinks)

                SIGNATURE                                 TITLE                     DATE
------------------------------------------    -----------------------------    ---------------

      /s/         BETTY LOU MALONEY           Director                          March 29, 1996
------------------------------------------
           (Betty Lou Maloney)

      /s/         JAMES B. MCCLATCHY          Publisher and Director            March 29, 1996
------------------------------------------
           (James B. McClatchy)

     /s/    WILLIAM ELLERY MCCLATCHY          Director                          March 29, 1996
------------------------------------------
        (William Ellery McClatchy)

      /s/   S. DONLEY RITCHEY, JR.            Director                          March 29, 1996
------------------------------------------
         (S. Donley Ritchey, Jr.)

       /s/   WILLIAM M. ROTH                  Director                          March 29, 1996
------------------------------------------
            (William M. Roth)

       /s/   FREDERICK R. RUIZ                Director                          March 29, 1996
------------------------------------------
           (Frederick R. Ruiz)

                                                                     SCHEDULE II

                  MCCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                            COLUMN C               COLUMN D
                                                     ------------------------    -------------
                                        COLUMN B            ADDITIONS            DEDUCTIONS(1)     COLUMN E
                                        ---------    ------------------------    FOR PURPOSES     ----------
                                         BALANCE     CHARGED TO    CHARGED TO     FOR WHICH       BALANCE AT
                                        BEGINNING    COSTS AND       OTHER         ACCOUNTS         END OF
               COLUMN A                 OF PERIOD     EXPENSES      ACCOUNTS      WERE SET UP       PERIOD
               --------                 ---------    ----------    ----------    -------------    ----------
YEAR ENDED DECEMBER 31, 1993:
  Deducted from assets to which they
     apply:
  Uncollectible accounts..............   $(2,100)     $ (3,567)     $     --        $ 3,910        $ (1,757)
YEAR ENDED DECEMBER 31, 1994:
  Deducted from assets to which they
     apply:
  Uncollectible accounts..............   $(1,757)     $ (3,551)     $     --        $ 3,308        $ (2,000)
YEAR ENDED DECEMBER 31, 1995:
  Deduct from assets to which they
     apply:
  Uncollectible accounts..............   $(2,000)     $ (3,688)     $     --        $ 3,361        $ (2,327)

---------------
(1) Amounts written off net of bad debt recoveries.

                               INDEX OF EXHIBITS

EXHIBIT
--------
   3.1*    The Company's Restated Certificate of Incorporation included in Exhibit 3.1 to the
           Company's 1988 Report on Form 10-K filed with the Securities and Exchange
           Commission (the "Commission") on March 29, 1989.
   3.2*    The Company's By-laws included in Exhibit 6.2 to the Company's Registration
           Statement on Form 8-A filed with the Commission on November 28, 1988.
  10.1*    Merger Agreement by and among McClatchy Newspapers, Inc.; MNI Merger Sub, Inc.;
           and The News and Observer Publishing Company dated May 16, 1995, as amended included as Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q filed with the
           Commission on August 14, 1995.
  10.2*    Credit Agreement between McClatchy Newspapers, Inc. and Bank of America National
           Trust and Savings Association dated July 28, 1995 included as Exhibit 10.2 to the
           Company's June 30, 1995 Form 10-Q.
  10.3*    The Amended and Restated Agreement for Standby Letter of Credit dated December 23,
           1993 included as Exhibit 10.1 to the Company's 1994 Report on Form 10-K filed with the Commission on March 29, 1995.
  10.4*    Ponderay Newsprint Company Partnership Agreement dated as of September 12, 1985 between Lake Superior Forest Products, Inc., Central Newsprint Company, Inc.,
           Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint
           Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper
           Company included in Exhibit 10.10 to the Company's Registration Statement No.
           33-17370 on Form S-1.
**10.5*    The Company's Management by Objective Plan Description included in Exhibit 10.1 to the Company's Registration Statement No. 33-17270 on Form S-1.
**10.6*    The Company's Supplemental Executive Retirement Plan included in Exhibit 10.7 to the Company's 1988 Report on Form 10-K.
**10.7*    The Company's 1987 Stock Option Plan included in Exhibit 10.8 to the Company's
           1988 Report on Form 10-K and Amendment to the Plan included in Exhibit 10.15 to the Company's 1990 Report on Form 10-K.
**10.8*    The Company's 1994 Stock Option Plan dated January 26, 1994 included in Exhibit
           10.6 to the Company's 1994 Report on Form 10-K.
**10.9*    The Company's Group Executive Life Insurance Plan included in Exhibit 10.9 to the
           Company's Registration Statement No. 33-17270 on Form S-1.
**10.10*   The Company's Group Executive Long Term Disability Insurance Plan included in
           Exhibit 10.8 to the Company's Registration Statement No. 33-17270 on Form S-1.
**10.11*   The Company's Executive Performance Plan adopted by the Board of Directors on
           January 1, 1990 included in Exhibit 10.13 to the Company's 1989 Report on Form
           10-K.
**10.12*   The Company's 1990 Directors' Stock Option Plan included in Exhibit 10.14 to the
           Company's 1990 Report on Form 10-K.
  21       Subsidiaries of the Company.
  23       Consent of Deloitte & Touche LLP.
  27       Financial Data Schedule for the Year Ended December 31, 1995.

---------------
 * Incorporated by reference

** Compensation plans or arrangements for the Company's executive officers and directors.