Form 10-Q
period 1996-03-31
MCCLATCHY NEWSPAPERS INC
filed 1996-05-14
CIK 822043

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 1996
                               OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

For the transition period from_______to_______

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

The number of shares of each class of common stock outstanding as of May 7, 1996:

          Class A Common Stock                     6,898,677
          Class B Common Stock                    23,131,334

                            1 of 20

                   McCLATCHY NEWSPAPERS, INC.

                      INDEX TO FORM 10-Q
                                                                Page
Part I - FINANCIAL INFORMATION
   Item 1 - Financial Statements:

      Consolidated Balance Sheet - March 31, 1996
         (unaudited) and December 31, 1995                        3

      Consolidated Statement of Income for the
         Three Months Ended March 31, 1996
         and 1995 (unaudited)                                     5

      Consolidated Statement of Cash Flows for
         the Three Months Ended March 31, 1996
         and 1995 (unaudited)                                     6

      Consolidated Statement of Stockholders'
         Equity for the Period from January 1,
         1995 to March 31, 1996 (unaudited)                       7

      Notes to Consolidated Financial Statements
         (unaudited)                                              8

      Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition           17

Part II - OTHER INFORMATION                                      20

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED BALANCE SHEET
                              (In thousands)

                                       March 31,      December 31,
                                         1996             1995
                                      (Unaudited)
Current assets:
Cash and cash equivalents              $    214         $  3,252
Trade receivables (less
  allowances of $2,780 in
  1996 and $2,327 in 1995)               64,114           69,451
Other receivables                         1,710            2,251
Newsprint, ink and other
  inventories                            15,348           13,703
Deferred income taxes                     9,285            9,840
Other current assets                      3,757            4,737
  Total current assets                   94,428          103,234

Property, plant and equipment:
Land                                     30,920           30,920
Buildings and improvements              142,710          141,908
Equipment                               349,859          347,651
Construction in progress                 36,110           31,110
  Total                                 559,599          551,589
Accumulated depreciation               (210,909)        (203,214)
  Net property, plant and
  equipment                             348,690          348,375

Intangibles - net                       424,969          429,390

Investment in newsprint mill
  partnership                             7,115            5,965

Other assets                              6,039            5,994

Total assets                           $881,241         $892,958

See notes to consolidated financial statements

                     McCLATCHY NEWSPAPERS, INC.
                    CONSOLIDATED BALANCE SHEET
               (In thousands, except share amounts)

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                    March 31,       December 31,
                                       1996             1995
                                   (Unaudited)
Current liabilities:
Current portion of bank debt         $ 10,000         $ 10,000
Accounts payable                       16,021           20,152
Accrued compensation                   32,590           33,222
Income taxes                              985                -
Unearned revenue                       18,744           17,566
Carrier deposits                        4,353            4,298
Other accrued liabilities               9,090            9,248
  Total current liabilities            91,783           94,486

Long-term bank debt                   232,000          243,000

Other long-term obligations            28,629           28,135

Deferred income taxes                  61,124           61,643

Commitments and contingencies
  (note 9)

Stockholders' equity:
Common stock $.01 par value:
  Class A - authorized
  50,000,000 shares, issued
  6,877,419 in 1996 and
  6,850,315 in 1995                        69               69
  Class B - authorized
  30,000,000 shares, issued
  23,131,334 in 1996 and 1995             231              231
Additional paid-in capital             62,995           62,521
Retained earnings                     404,781          403,244
Treasury stock, 20,000
  Class A shares                         (371)            (371)
  Total stockholders' equity          467,705          465,694

Total liabilities and
  stockholders' equity               $881,241         $892,958

See notes to consolidated financial statements

                     McCLATCHY NEWSPAPERS, INC.
                  CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts)
                                        Three Months Ended March 31,
                                             1996         1995
                                                (Unaudited)
Revenues - net:
Advertising                                $111,830     $ 87,073
Circulation                                  26,996       21,707
Other                                         7,477        5,018
  Total                                     146,303      113,798

Operating expenses:
Compensation                                 63,390       51,767
Newsprint and supplements                    31,174       19,066
Depreciation and amortization                12,996        9,238
Other operating expenses                     28,646       23,369
  Total                                     136,206      103,440

Operating income                             10,097       10,358

Nonoperating (expenses) income:
Interest expense                             (3,453)         (10)
Investment income                                23        1,581
Partnership income (loss)                     1,150         (700)
Other - net                                      16            7
  Total                                      (2,264)         878

Income before income tax
  provision                                   7,833       11,236
Income tax provision                          3,447        4,594

Net income                                 $  4,386     $  6,642

Net income per common share                $   0.15     $   0.22

Weighted average number
  of common shares                           30,093       29,998

See notes to consolidated financial statements

                       McCLATCHY NEWSPAPERS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                                     Three Months Ended March 31,
                                        1996            1995
                                            (Unaudited)
Cash provided (used) by
operating activities:
Net income                            $ 4,386         $ 6,642
Reconciliation to net cash
   provided:
   Depreciation and amortization       13,034           9,275
   Partnership (income) losses         (1,150)            700
   Changes in certain assets and
     liabilities - net                  2,959           2,182
   Other                                   46             (52)

Net cash provided by operating
   activities                          19,275          18,747
Cash provided (used) by
investing activities:
Maturities of investments held
  to maturity                               -          23,849
Proceeds from investments
  available for sale                        -           1,007
Purchases of investments held
  to maturity                               -          (5,940)
Purchases of investments
  available for sale                        -          (3,488)
Purchase of property, plant and
  equipment                            (9,048)         (5,925)
Advances to newsprint
  mill partnership                          -          (1,445)
Other - net                               110            (370)
Net cash (used) provided by
  investing activities                 (8,938)          7,688

Cash (used) provided by
  financing activities:
Repayment of long-term debt           (11,000)              -
Payment of cash dividends              (2,849)         (2,842)
Other - principally stock
  issuances                               474             324
Net cash used by financing
  activities                          (13,375)         (2,518)
Net change in cash and cash
  equivalents                          (3,038)         23,917
Cash and cash equivalents,
  beginning of year                     3,252          68,574
Cash and cash equivalents,
  end of period                       $   214         $92,491

Other cash flow information:
Cash paid during the period
  for:
  Income taxes (net of refunds)       $   270         $ 6,235
  Interest paid (net of
    capitalized interest)             $ 3,272         $     -

See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                           Par Value    Additional          Treasury
                       Class A  Class B   Paid-in  Retained   Stock
                       Common   Common    Capitol  Earnings  at Cost   Total

Balances December 31,
  1994                    $66     $233    $61,290  $381,002  $(371)  $442,220
Net income (3 months)                                 6,642             6,642
Dividends paid
  ($.095 per share)                                  (2,842)           (2,842)
Conversion of 100,000
  Class B to Class A        1       (1)
  Issuance of 17,975
  shares under employee
  plan                      1                 323                         324

Balance, March 31, 1995    68      232     61,613   384,802   (371)   446,344
Net income (9 months)                                26,976            26,976
Dividends paid
  ($.285 per share)                                  (8,534)           (8,534)
Conversion of 45,455
  Class B to Class A        1       (1)
  Issuance of 48,863
  Class A shares
  under employee
  stock plans                                 908                         908

Balance December 31,
  1995                     69      231     62,521   403,244   (371)   465,694
Net income (3 months)                                 4,386             4,386
Dividends paid
  ($.095 per share)                                  (2,849)           (2,849)
Issuance of 27,104
  Class A shares
  under employee and
  director plans                              474                         474

Balance March 31, 1996    $69     $231    $62,995  $404,781  $(371)  $467,705


                  See notes to consolidated statements

                       McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

   McClatchy Newspapers, Inc. (the Company) and its subsidiaries are engaged primarily in the publication of newspapers located in western coastal states and North and South Carolina.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. All adjustments are normal recurring entries.
Such financial statements are not necessarily indicative of the results to be expected for the full year.
   Revenue recognition - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.
   Cash equivalents are highly liquid investments with maturities of three months or less when acquired.
   Concentrations of credit risks - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.
   Inventories are stated at the lower of cost (based principally on the lastin, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $7,457,000 at March 31, 1996 and $7,426,000 at December 31, 1995.
   Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For three months ended March 31, 1996 and 1995 such interest was $323,000 and none, respectively.

                       McCLATCHY NEWSPAPERS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES - Continued

   Depreciation is computed generally on a straight-line basis over estimated useful lives of:
          10 to 60 years for buildings
          9 to 25 years for presses
          3 to 15 years for other equipment
   Intangibles consist of the unamortized excess of the cost of acquiring newspaper operations over the fair market values of the newspapers' tangible assets at the date of purchase. Identifiable intangible assets, consisting primarily of lists of advertisers and subscribers and covenants not to compete, are amortized over periods ranging from three to forty years. The excess of purchase prices over identifiable assets is amortized over forty years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its newspaper operations.
   Deferred income taxes result from temporary differences between amounts reported for financial and income tax reporting purposes. See note 5.
   Earnings per share are based on the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options).

2. ACQUISITION

   On August 1, 1995, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $247,000,000 in cash for all the outstanding common stock of N&O and assumed $117,000,000 of pre-existing N&O funded debt. An additional $10,000,000 is payable subject to the resolution of certain contingencies and is collateralized by a letter of credit. The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash and investments. The Company refinanced the N&O funded debt and recorded a prepayment penalty of $12,194,000 as part of N&O acquisition costs. See note 4 for discussion of the Company's long-term debt.
   N&O published The News & Observer newspaper in Raleigh, NC, seven other non daily publications in North Carolina and the Nando.net online service. The News & Observer has a daily circulation of about 154,000 and 200,000 Sunday.

                       McCLATCHY NEWSPAPERS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

2.   ACQUISITION - Continued

   The acquisition was accounted for as a purchase and, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Assets of N&O included approximately $1,500,000 of working capital, $72,600,000 of property, plant and equipment and $323,100,000 of intangible assets. Intangible assets include approximately $299,100,000 of goodwill which is to be amortized over a 40-year period. In addition to the $117,000,000 of N&O long-term debt, the Company assumed deferred income tax and other liabilities totaling $11,500,000.
   The N&O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the first quarter of 1995 as though the acquisition had taken place on January 1, 1995 (in thousands, except per share amounts):

                                     1995
Revenues                            140,064
Net income                            4,257
Earnings per common shares             0.14

3. INVESTMENT IN NEWSPRINT MILL PARTNERSHIP

   A wholly-owned subsidiary of the Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to construct and operate a newsprint mill in the State of Washington. The Company guarantees certain bank debt used to construct the mill (see note 9) and is required to purchase 28,400 metrical production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1996:
$5,699,000 and 1995: $3,311,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional
10,000 metric tons from Ponderay in 1996 and 8,000 in 1997. For the three months ended March 31, net revenues and net income (loss) were $46,966,000 and $9,451,000 in 1996 and $31,581,000 and
$(5,405,000) in 1995.

                       McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

   At March 31, 1996 and December 31, 1995 long-term bank debt consisted of (in thousands):

                                        March 31,      December31,
                                          1996            1995
Bank Credit Agreement                   $232,000        $243,000
N&O holdback payable                      10,000          10,000
Total                                    242,000         253,000
Less current portion                      10,000          10,000
Total long-term bank debt               $232,000        $243,000

   In addition, the Company also has an outstanding letter of credit for $4,581,000 securing self-insurance workers' compensation reserves.
   On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. In connection with the August 1, 1995 acquisition of N&O, the Company drew down $138,000,000 of bor-rowings and the bank issued a $10,000,000 letter of credit on behalf of the Company (see note 2). The N&O holdback is expected to be paid in August 1996.
   Among the liabilities assumed in acquiring the stock of N&O were long-term notes payable consisting of $98,000,000 face value of unsecured senior notes bearing interest at 9.65% to 9.76% and a $19,000,000 unsecured variable rate note. The Company has refinanced N&O's debt and incurred a refinancing penalty of $12,194,000 in accordance with the terms of the note agreements which has been included in the purchase price.
   Under the Credit Agreement, interest only is payable through July 1, 2000. Principal in the amount of $32,000,000 is due on July 1, 2001 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On March 31, 1996 the interest rate applicable to the amount drawn ranged from 5.4% to 6.1%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, mainten-ance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at March 31, 1996.
   At March 31, 1996 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998. The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

                       McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS - Continued

   Other long-term obligations consist of (in thousands):

                                       March 31,   December 31,
                                         1996         1995
Postretirement benefits obligation      $ 9,323      $ 9,386
Pension obligations                      12,647       11,209
Deferred compensation and other           6,659        7,540
Total long-term obligations             $28,629      $28,135

5. INCOME TAX PROVISIONS

   Income tax provisions consist of (in thousands):


                                       March 31,     March 31,
                                         1996          1995
Current:
   Federal                              $3,048        $3,811
   State                                   363           834
Deferred:
   Federal                                  (1)          (23)
   State                                    37           (28)
Income tax provision                    $3,447        $4,594

The effective tax rate and the
statutory federal income tax
rate are reconciled as follows:

Statutory rate                          35.0%        35.0%
State taxes, net of federal benefit      3.7          4.7
Amortization of intangibles              4.8          0.9
Other                                    0.5          0.3
Effective rate                          44.0%        40.9%

                       McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. INCOME TAX PROVISIONS - Continued

   The components of deferred taxes recorded in the Company's Balance Sheet on March 31, 1996 and December 31, 1995 are (in thousands):

                                         1996        1995
Depreciation and amortization          $54,728     $56,468
Partnership losses                       8,277       9,034
State taxes                              2,422         230
Deferred compensation                  (14,757)    (14,843)
Other                                    1,169         914
   Deferred tax liability
   (net of $9,285 In 1996
   and $9,840 in 1995 reported
   as current assets)                  $51,839     $51,803

6. INTANGIBLES

   Intangibles consist of (in thousands):

                                         March 31,      December 31,
                                           1995             1996
Identifiable intangible assets,
       primarily customer lists          $150,530         $150,530
Excess purchase prices over
identifiable intangible assets            364,933          364,933
   Total                                  515,463          515,463
Less accumulated amortization              90,494           86,073
Intangibles - net                        $424,969         $429,390

7. EMPLOYEE BENEFIT PLANS

   The Company has a defined benefit pension plan (retirement plan) for a majority of its employees. Benefits are based on years of service and compensa-tion. Contributions to the plan are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.
   The Company also has a supplemental retirement plan to provide key employees with additional retirement benefits. The terms of the plan are generally the same as those of the retirement plan, except that the supplemental retirement plan is limited to key employees and benefits under it are reduced by benefits received under the retirement plan. The accrued pension obligation for the supplemental retirement plan is included in other long-term obligations.

                       McCLATCHY NEWSPAPERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

7. EMPLOYEE BENEFIT PLANS - Continued

   Expenses of these plans for the three months ended March 31, 1996 and 1995 were $1,814,000 and $1,703,000, respectively.
   The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months then ended March 31, 1996 and 1995 were $1,140,000 and $970,000, respectively.
   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended March 31, 1996 and 1995, postretirement benefit expenses were $60,000 and $150,000, respectively.

8. CASH FLOW INFORMATION

   Cash provided or used by operations in the three months ended March 31, 1996 and 1995 was affected by changes in certain assets and liabilities as follows (in thousands):

                                         1996             1995
Increase (decrease) in assets:
Receivables                            $(5,878)         $(7,945)
Inventories                              1,645              400
Other assets                              (935)           1,118
   Total                                (5,168)          (6,427)
Increase (decrease) in
liabilities:
Accounts payable                        (4,131)          (3,119)
Accrued compensation                      (632)           1,595
Income taxes                               985           (1,607)
Other liabilities                        1,569           (1,114)
   Total                                (2,209)          (4,245)

Net cash increase from changes in
   assets and liabilities              $ 2,959          $ 2,182

9. COMMITMENTS AND CONTINGENCIES

   The Company guarantees $21,052,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.
   There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

                       McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

10. COMMON STOCK AND STOCK PLANS

   The Company's Class A and Class B common stock participate equally in dividends. Holders of Class A common stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Holders of Class B common stock are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Class B common stock is convertible at the option of the holder into Class A common stock on a share-for-share basis.
   The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of March 31, 1996, 525,605 shares of Class A common stock have been issued under the Purchase Plan.
   The Company's 1987 Stock Option Plan (1987 Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Employee Plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock apprec-iation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances.
   On January 26, 1994 the Board of Directors adopted the 1994 Employee Stock Option Plan (1994 Employee Plan) which was approved by stockholders in May 1994 and reserves 650,000 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 Employee Plan.
   The Company's stock option plan for outside (nonemployee) directors (Directors' Plan) provides for the issuance of up to 150,000 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,500 shares annually. Terms of the Directors' Plan are similar to the terms of the Employee Plans.
   In the 1987 Employee Plan, there are 425,725 options exercisable as of March 31, 1996. Substantially all of the shares reserved in the plan have been granted. In the 1994 Employee Plan 370,450 remain for future grants and 32,975 of the options are exercisable. A total of 781,800 options are outstanding in the employee plans at an average option prices of $18.74 and $21.96 per share for the 1987 and 1994 plans, respectively. In the Directors' Plan 60,000 options are outstanding at an average price of $21.52 per share, 43,500 shares were exercisable at March 31, 1996 and 85,500 are available for future awards.

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the follow-ing categories:
    Cash Equivalents - The carrying amount approximates fair value based on quoted market prices.
    Long-Term Bank Debt - The carrying value approximates fair value based on interest rates available to the Company on debt instruments with similar terms.
    Interest Rate Swap Agreement - When considering interest rates at March 31, 1996, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events

   On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O)(see note 2 to the consolidated financial statements). N&O publishes The News & Observer (Raleigh, NC) newspaper, seven other non-daily publications in North Carolina and Nando.net, an online service. The N&O newspaper has a daily circulation of approximately 154,000 and 200,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995. Excess cash and investments together with bank borrowings have been used to consummate the purchase of N&O. As a result, investment income is not expected to be significant over the next several years.
   Three newsprint price increases have been implemented by newsprint producers since March 1995 due to a worldwide imbalance of supply and demand for newsprint. While newsprint prices have leveled off and even declined in some areas of the country, the 1995 increases continued to negatively impact the Company's operating income in the first quarter of 1996 and will continue to do so at least over the next several months. Advertising and circulation volume and rate increases, coupled with company-wide cost control programs have helped mitigate the impact of newsprint price increases. While the Company intends to continue to pursue these measures, they may not have the same effect on future results.

First Quarter 1996 Compared to 1995

   First quarter earnings were $4.4 million or 15 cents per share versus earnings in the 1995 quarter of $6.6 million or 22 cents per share. Significant factors affecting earnings were higher newsprint expense, financing costs associated with the acquisition of N&O and a continuing weakness in California's Central Valley economy.
   Earnings in 1996 were reduced by interest costs incurred on the new debt while the Company earned investment income on excess cash and investments in 1995. Earnings benefited from the Company's share of income from its Ponderay newsprint mill partnership interest compared to a loss from the venture in 1995.


Net Revenues (in thousands):
                                        First Quarter
                                        1996      1995   % Change


California newspapers                 $ 74,428  $ 74,134    0.4%
Northwest newspapers                    33,331    32,189    3.5%
Carolinas newspapers                    34,946     5,093     NM*
Other operations                         3,598     2,382   51.0%
    Total                             $146,303  $113,798   28.6%

* Not meaningful due to N&O acquisition in August 1995.

   Newspapers revenues from California increased nominally, reflecting the continued weak economy in the Central Valley, home to the Company's three Bee newspapers. Advertising revenues were up $338,000 or 0.6% and circulation revenues grew $104,000 or 0.7%. Advertising rate increases offset lower advertising linage. Full run "run-of-press" (ROP) linage, which generates a majority of advertising revenues, declined 2.3% from first quarter 1995 at the Sacramento, Fresno and Modesto Bees. Circulation revenues benefited from home delivery rate increases at the three Bee newspapers, and higher daily circulation at The Sacramento Bee.
   The Northwest newspapers posted a $1.1 million increase in operating revenues, led by an increase of $740,000 at the Anchorage Daily News. The Peninsula Gateway, a weekly newspaper in Gig Harbor, WA, was purchased at the end of June 1995 and contributed $611,000 in additional revenues.
   Overall, advertising revenues increased 3.4% at the Northwest newspapers while circulation revenues increased 4.4%. Advertising rate increases at the Anchorage Daily News and The (Tacoma) News Tribune in January 1996, and at the Tri-City Herald in November 1995, coupled with an increase in ROP advertising linage at the Daily News to produce the revenue growth.
ROP advertising linage declined 8.3% at The News Tribune and Tri-City Herald due to certain retailer reorganizations. Circulation revenues grew as a result of selected homedelivery and single-copy rate increases.
   Revenues at the Carolinas newspapers reflect strong growth at the Company's South Carolina dailies and a $29.1 million increase from the addition of The News & Observer and its related publications. Excluding N&O newspapers, revenues increased 14.1%, with advertising revenues up 15.5% and circulation gaining 4.3%. Rate increases and advertising linage and circulation growth are reflected in the revenue increases.

   Other revenues increased $1.2 million, of which N&O's new media division (primarily Nando.net online Internet service) contributed $779,000. The remaining increase is largely due to greater commercial printing revenues at McClatchy Printing Company.

Operating Expenses:

   Operating expenses increased 31.7% reflecting the costs of N&O as well as higher newsprint costs. Excluding N&O expenses, total operating costs increased 4.6%.
   Excluding N&O costs, newsprint and supplement expenses increased 30.5% reflecting higher newsprint prices which were partially offset by a 3.0% decline in newsprint usage. All other operating expenses, including compensation, depreciation and amortization and other expenses declined 1.3%. Lower employee headcounts, steady inflation and company-wide cost controls helped hold down these other operating expenses.

   Net interest costs increased about $5.0 million as the Company incurred $3.4 million in interest expense on debt in 1996 while it earned $1.6 million in interest income on excess cash and investments in 1995. The Company benefited from $1.2 million of income from its joint venture in the Ponderay newsprint mill versus a loss from Ponderay in 1995 equal to $700,000.
   The Company's effective tax rate in 1996 is 44.0% compared to 40.9% last year. The higher rate is due primarily to greater amounts of nondeductible amortization related to the N&O acquisition. See note 5 to the consolidated financial statements.

LIQUIDITY & CAPITAL RESOURCES

   The Company's cash and cash equivalent position declined $3.0 million from year-end 1995 to a nominal balance at March 31, 1996. Operations generated $19.3 million of cash which was used to repay debt, pay for capital expendi-tures and pay dividends. Capital expenditures are projected to be approxi-mately $35.0 million in 1996.
   The Ponderay newsprint mill, in which the Company has a partnership interest, has incurred losses through 1995. However, the mill was profitable in the second half of 1995 and the first quarter of 1996. See notes 3 and 9 to the consolidated financial statements for a discussion of the Company's commit-ments to the joint venture.
   See note 3 for a discussion of the Company's long-term obligations. The Company had $68.0 million of available credit at March 31, 1996. Management is of the opinion that operating cash flow and cash and investment balances are adequate to meet the liquidity needs of the Company, including currently plan-ned capital expenditures and other investments.

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

                                       McClatchy Newspapers, Inc.
                                              Registrant



Date:  May 13, 1996                    /s/ James P. Smith
                                       James P. Smith
                                       Vice President, Finance and Treasurer