Form 10-Q
period 1996-06-30
MCCLATCHY NEWSPAPERS INC
filed 1996-08-13
CIK 822043

                            			UNITED STATES
		                   SECURITIES AND EXCHANGE COMMISSION
                     		   WASHINGTON, D.C. 20549

                           				  FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             		 For the quarterly period ended June 30, 1996

                                					OR

- - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        	     For the transition period from _______ to _______

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

                         				(916) 321-1846
			                  (Registrant's telephone number)
                        				________________

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

The number of shares of each class of common stock outstanding as of August 12, 1996:

    Class A Common Stock                                    7,024,449
    Class B Common Stock                                   23,073,834



                             		     1 of 23

                    			  McCLATCHY NEWSPAPERS, INC.

                    			     INDEX TO FORM 10-Q




                                                        								    Page
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

  Consolidated Balance Sheet - June 30, 1996
   (unaudited) and December 31, 1995                                  3

  Consolidated Statement of Income for the
   Three Months and Six Months
   Ended June 30, 1996 and 1995 (unaudited)                           5

  Consolidated Statement of Cash Flows for
   Six Months Ended June 30, 1996
   and 1995 (unaudited)                                               6

  Consolidated Statement of Stockholders'
   Equity for the Period from December 31,
   1994 to June 30, 1996 (unaudited)                                  7

  Notes to Consolidated Financial Statements
   (unaudited)                                                        8

Item 2 - Management's Discussion and Analysis of
       Results of Operations and Financial Condition                 18

Part II - OTHER INFORMATION                                          23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       			 McCLATCHY NEWSPAPERS, INC.
			                        CONSOLIDATED BALANCE SHEET
			                             (In thousands)
                     					               June 30,         December 31,
					                                      1996               1995
					                                    Unaudited
Current assets:
Cash and cash equivalents              $     5,069        $     3,252
Trade receivables (less
   allowances of        $2,558 in
   1996 and $2,327 in 1995)                 69,263             69,451
Other receivables                            1,689              2,251
Newsprint, ink and
   other inventories                         8,153             13,703
Deferred income taxes                        9,378              9,840
Other current assets                         2,760              4,737
   Total current assets                     96,312            103,234

Property, plant and equipment:
Land                                        30,954             30,920
Buildings and improvements                 149,588            141,908
Equipment                                  367,328            347,651
Construction in progress                    18,846             31,110
   Total                                   566,716            551,589
Accumulated depreciation                  (217,774)          (203,214)

   Net property, plant and equipment       348,942            348,375

Intangibles - net                          422,525            429,390

Investment in newsprint mill
   partnership                               8,215              5,965

Other assets                                 6,140              5,994

Total assets                             $ 882,134          $ 892,958

               See notes to consolidated financial statements

<PAGE 4>

                      			 McCLATCHY NEWSPAPERS, INC
			                       CONSOLIDATED BALANCE SHEET
		                   (In thousands, except share amounts)

              		    LIABILITIES AND STOCKHOLDERS' EQUITY
					                                     June 30,         December 31,
					                                        1996              1995
				                                   	 (Unaudited)
Current liabilities:
Current portion of long-term debt         $  10,000         $  10,000
Accounts payable                             18,325            20,152
Accrued compensation                         28,728            33,222
Income taxes                                  4,622                 -
Unearned revenue                             18,452            17,566
Carrier deposits                              4,268             4,298
Other accrued liabilities                     9,330             9,248
   Total current liabilities                 93,725            94,486

Long-term debt                              217,000           243,000

Other long-term obligations                  33,987            28,135

Deferred income taxes                        60,498            61,643

Commitments and contingencies (note 8)

Stockholders' equity:
Common stock $.01 par value:
   Class A - authorized 50,000,000 shares,
   issued 6,926,877 in 1996
   and 6,850,315 in 1995                         69                69
   Class B - authorized 30,000,000 shares,
   issued 23,131,334 in 1996 and 1995           231               231
Additional paid-in capital                   63,862            62,521
Retained earnings                           413,133           403,244
Treasury stock, 20,000 Class A shares          (371)             (371)
   Total stockholders' equity               476,924           465,694

Total liabilities and
   stockholders' equity                   $ 882,134         $ 892,958

                See notes to consolidated financial statements

                        	 McCLATCHY NEWSPAPERS, INC.
		                     CONSOLIDATED STATEMENT OF INCOME
		                 (In thousands, except per share amounts)
                      			   Three Months Ended   Six Months Ended
				                              June 30,           June 30,
			                           1996     1995      1996      1995
				                                    (Unaudited)
Revenues - net:
Advertising                 $121,584  $96,763  $233,414  $183,836
Circulation                   27,098   21,712    54,094    43,419
Other                          8,237    6,173    15,714    11,191
   Total                     156,919  124,648   303,222   238,446

Operating Expenses:
Compensation                  62,808   50,276   126,198   102,043
Newsprint and supplements     30,315   22,886    61,489    41,952
Depreciation and amortization 13,256    9,295    26,252    18,533
Other operating expenses      28,345   22,457    56,991    45,826
   Total                     134,724  104,914   270,930   208,354

Operating income              22,195   19,734    32,292    30,092


Nonoperating (expenses) income:
Interest expense              (3,499)     (14)   (6,952)      (24)
Investment income                 29    1,574        52     3,155
Partnership income (losses)    1,100     (350)    2,250    (1,050)
Other - net                       (9)     278         7       285
 Total                        (2,379)   1,488    (4,643)    2,366

Income before income
   tax provision              19,816   21,222    27,649    32,458
Income tax provision           8,611    8,691    12,058    13,285

Net income                   $11,205  $12,531   $15,591   $19,173

Net income per common share    $0.37    $0.42     $0.52     $0.64

Weighted average number
of common shares              30,183   30,004    30,139    29,995

               See notes to consolidated financial statements

                    			 McCLATCHY NEWSPAPERS, INC.
		                 CONSOLIDATED STATEMENT OF CASH FLOWS
			                          (In thousands)
					                                    Six Months Ended June 30,
					                                       1996            1995
					                                           (Unaudited)
Cash provided (used) by
   operating activities:
Net income                               $  15,591       $  19,173
Reconciliation to net cash
   provided:
   Depreciation and amortization            26,329          18,606
   Partnership (income) losses              (2,250)          1,050
   Changes in certain assets and
      liabilities -  net                    13,382          (8,046)
   Other                                      (740)            130
Net cash provided by operating
   activities                               52,312          30,913

Cash provided (used) by
   investing activities:
Maturities of investments held
   to maturity                                   -          29,845
Proceeds from investments
   available for sale                            -           6,326
Purchases of investments held
   to maturity                                   -          (5,940)
Purchases of investments
   available for sale                            -          (3,637)
Purchases of property, plant
   and equipment                           (18,304)        (12,879)
Acquisition of newspaper
   operations                               (1,844)         (2,042)
Advances to newsprint
   mill partnership                              -          (2,012)
Other - net                                     14            (307)
Net cash (used) provided by
   investing activities                    (20,134)          9,354

Cash (used) provided by
   financing activities:
Repayment of long-term debt                (26,000)              -
Payment of cash dividends                   (5,702)         (5,685)
Other - principally stock issuances          1,341             597
Net cash used by financing
   activities                              (30,361)         (5,088)

Net change in cash and cash
   equivalents                               1,817          35,179

Cash and cash equivalents,
   beginning of year                         3,252          68,574

Cash and cash equivalents,
   end of period                         $   5,069       $ 103,753

Other cash flow information:
Cash paid during the period
   for:
   Income taxes (net of refunds)         $   5,963       $  16,389
   Interest paid (net of
      capitalized interest)                  6,683               -

               See notes to consolidated financial statements

                     			 McCLATCHY NEWSPAPERS, INC.
	          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
	              (In thousands, except share and per share amounts)
			                       Par Value      Additional           Treasury
		                     Class A  Class B   Paid-in   Retained   Stock
		                     Common   Common    Capitol   Earnings  at Cost   Total
Balances, December 31,
   1994                 $66      $233    $ 61,290   $381,002  $(371)  $442,220
Net Income (6 months)                                 19,173            19,173
Dividends paid
   ($.19 per share)                                   (5,685)           (5,685)
Conversion of 100,000
   Class B shares to
   Class A                1        (1)
Issuance of 32,921
   Class A shares
   under employee
   stock plans            1                   596                          597

Balances, June 30,
   1995                  68       232      61,886    394,490   (371)   456,305
Net income (6 months)                                 14,445            14,445
Dividends paid
   ($.19 per share)                                   (5,691)           (5,691)
Conversion of 45,455
   Class B shares to
   Class A                1        (1)
Issuance of 33,917
   Class A shares
   under employee
   stock plans                                635                          635

Balances, December 31,
   1995                  69       231      62,521    403,244   (371)   465,694
Net income (6 months)                                 15,591            15,591
Dividends paid
   ($.19 per share)                                   (5,702)           (5,702)
Issuance of 76,562
   Class A shares
   under employee
   stock plans                              1,341                        1,341

Balances, June 30,
   1996                 $69      $231    $ 63,862   $413,133  $(371)  $476,924

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

  Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $5,908,000 at June 30, 1996 and $7,426,000 at December 31, 1995.

  Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which operates a newsprint mill in the State of Washington. The Company guarantees certain bank debt used to construct the mill (see note 8) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1996: $11,052,000 and 1995: $7,831,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 10,000 metric tons from Ponderay in 1996 and 8,000 in 1997.

                     			McCLATCHY NEWSPAPERS, INC.
	               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                            (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES - Continued

   Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For the three months ended June 30, 1996 and 1995 such interest was $323,000 and none, respectively. For the six months ended June 30, 1996 and 1995 such interest was $459,000 and none, respectively.

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


2. ACQUISITION

   On August 1, 1995, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $247,000,000 in cash for all the outstanding common stock of N&O and assumed $117,000,000 of pre-existing N&O funded debt. An additional $10,000,000 is payable subject to the resolution of certain contingencies and is collateralized by a letter of credit. The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash and investments. The Company refinanced the N&O funded debt and recoreded a prepayment penalty of $12,194,000 as part of N&O acquisition costs. See note 4 for discussion of the Company's long-term debt.

                     			 McCLATCHY NEWSPAPERS, INC.
	               	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                             (UNAUDITED)


2. ACQUISITION - Continued

   N&O publishes The News & Observer newspaper in Raleigh, NC, seven other non-daily publications in North Carolina and the Nando.net online service. The News & Observer has a daily circulation of about 154,000 and 200,000 Sunday.

   The acquisition was accounted for as a purchase and, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Assets of N&O included approximately $1,500,000 of working capital, $72,600,000 of property, plant and equipment and $323,100,000 of intangible assets. Intangible assets include approx-imately $299,100,000 of goodwill which is to be amortized over a 40-year period. In addition to the $117,000,000 of N&O long-term debt, the Company assumed deferred income tax and other liabilities totaling $11,500,000.

   The N&O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the first half of 1995 as though the acquisition had taken place on January 1, 1995 (in thousands, except per share amounts):

                     				       1995
	  Revenues                   $293,754
	  Net income                   15,729
	  Earnings per common share      0.52

3. LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

   At June 30, 1996 and December 31, 1995 long-term debt consisted of (in thousands):

                                  June 30,  December 31,
					                               1996        1995
	     Bank Credit Agreement       $217,000    $243,000
	     N&O holdback payable          10,000      10,000
	     Total                        227,000     253,000
	     Less current portion          10,000      10,000

	     Total long-term debt        $217,000    $243,000

   In addition, the Company also has an outstanding letter of credit for $4,309,000 securing self-insurance workers' compensation reserves.

                    		   McCLATCHY NEWSPAPERS, INC.
		              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				                            (UNAUDITED)



3. LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS - Continued

   On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. In connection with the August 1, 1995 acquisition of N&O, the Company drew down $138,000,000 of borrowings and the bank issued a $10,000,000 letter of credit on behalf of the Company (see note 2). The N&O holdback is expected to be paid in August 1996.

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

   Under the Credit Agreement, interest only is payable through July 1, 2000. Principal in the amount of $7,000,000 is due on July 1, 2001 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On June 30, 1996 the interest rate applicable to the amount drawn ranged from 5.4% to 6.1%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at June 30, 1996.

   At June 30, 1996 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998.
The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

   Other long-term obligations consist of (in thousands):

                                   					    June 30,  December 31,
					                                         1996        1995
       Postretirement benefits obligation    $ 9,250     $ 9,386
       Pension obligations                    17,975      11,209
       Deferred compensation and other         6,762       7,540

       Total long-term obligations           $33,987     $28,135

                     			 McCLATCHY NEWSPAPERS, INC.
	              	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                           	(UNAUDITED)


4. INCOME TAXES

   Income tax provisions consist of (in thousands):

                     			 Three Months Ended  Six Months Ended
			                            June 30,           June 30,
			                         1996     1995      1996      1995
Current:
  Federal                 $ 8,366  $ 6,960   $11,414   $10,771
  State                       964    1,530     1,328     2,364

Deferred:
  Federal                    (805)     188      (806)      165
  State                        86       13       122       (15)

Income tax provisions     $ 8,611  $ 8,691   $12,058   $13,285

  The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                       			    Three Months Ended  Six Months Ended
				                               June 30,          June 30,
			                            	1996     1995     1996     1995
Statutory rate                  35.0%    35.0%    35.0%    35.0%
State taxes, net of
   federal benefit               3.4      4.7      3.4      4.7
Amortization of intangibles      4.6      0.9      4.7      0.9
Other                            0.5      0.3      0.5      0.3

Effective rate                  43.5%    40.9%    43.6%    40.9%

                    		  McCLATCHY NEWSPAPERS, INC.
	             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                          	(UNAUDITED)



4. INCOME TAXES - Continued

   The components of deferred taxes recorded in the Company's Consolidated Balance Sheet on June 30, 1996 and December 31, 1995 are (in thousands):

                                   					      1996          1995
Depreciation and amortization               $ 56,227      $ 56,468
Partnership losses                             7,973         9,034
State taxes                                    3,049           230
Deferred compensation                        (17,790)      (14,843)
Other                                          1,661           914

  Deferred tax liability (net of $9,378
   in 1996 and $9,840 in 1995 reported
   as current assets)                       $ 51,120      $ 51,803

5. INTANGIBLES

   Intangibles consist of (in thousands):

                                   					    June 30,      December 31,
					                                         1996           1995
Identifiable intangible assets,
  primarily customer lists                  $151,339       $150,530
Excess purchase prices over
   identifiable intangible assets            366,196        364,933
   Total                                     517,535        515,463
Less accumulated amortization                 95,010         86,073

Intangibles - net                           $422,525       $429,390

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

   Expenses of these plans for the three months ended June 30, 1996 and 1995 were $1,852,000 and $1,320,000, respectively. Expenses for the six months then ended were $3,666,000 and $3,023,000 in 1996 and 1995, respectively.

   The Company also has a Deferred Compensation and Investment Plan (401(k) plan) which enables qualified employees voluntarily to defer compensation. Company contributions to the 401(k) plan for the three months then ended June 30, 1996 and 1995 were $1,151,000 and $981,000, respectively. Contri-butions for the six months then ended were $2,291,000 and $1,951,000 in 1996 and 1995, respectively.

   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended June 30, 1996 and 1995, postretirement benefit expenses were $60,000 and $150,000, respectively, and were $120,000 and $300,000 for the six months then ended in 1996 and 1995, respectively.

                    			 McCLATCHY NEWSPAPERS, INC.
		             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				                           (UNAUDITED)



7. CASH FLOW INFORMATION

   Cash provided or used by operations in the six months ended June 30, 1996 and 1995 was affected by changes in certain assets and liabilities as follows (in thousands):

                                           						 1996          1995
Increase (decrease) in assets:
Receivables                                    $   (752)    $  (7,987)
Inventories                                      (5,550)        2,831
Other assets                                     (2,001)          312
   Total                                         (8,303)       (4,844)

Increase (decrease) in liabilities:
Accounts payable                                 (1,827)       (6,078)
Accrued compensation                              1,358        (4,161)
Income taxes                                      4,622        (3,254)
Other liabilities                                   926           603
   Total                                          5,079       (12,890)

Net cash changes from changes in
assets and liabilities                         $ 13,382      $ (8,046)

8. COMMITMENTS AND CONTINGENCIES

   The Company guarantees $21,053,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

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

                    			 McCLATCHY NEWSPAPERS, INC.
	             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				                           (UNAUDITED)



9. COMMON STOCK AND STOCK PLANS

   The Company's Class A and Class B common stock participate equally in dividends. Holders of Class A common stock are entitled to one-tenth of a vote per share and to elect as a class 25% of the Board of Directors, rounded up to the nearest whole number. Holders of Class B common stock are entitled to one vote per share and to elect as a class 75% of the Board of Directors, rounded down to the nearest whole number. Class B common stock is convert-ible at the option of the holder into Class A common stock on a share-for-share basis.

   The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of June 30, 1996, 544,193 shares of Class A common stock have been issued under the Purchase Plan.

   The Company's 1987 Stock Option Plan (1987 Employee Plan), as amended, reserved 600,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Employee Plan permits the Company, at its sole discre-tion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances.

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

   In the 1987 Employee Plan, there are 396,650 options exercisable as of June 30, 1996. Substantially all of the shares reserved in the plan have been granted. In the 1994 Employee Plan 370,450 remain for future grants and 32,975 of the options are exercisable. A total of 752,725 options are outstanding in the employee plans at average option prices of $18.90 and $21.96 per share for the 1987 and 1994 plans, respectively. In the Directors' Plan 67,500 options are outstanding at an average price of $21.92 per share, 40,125 shares were exercisable at June 30, 1996 and 73,500 are available for future awards.

                     			 McCLATCHY NEWSPAPERS, INC.
              		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                            	(UNAUDITED)




10. FAIR VALUE OF FINANCIAL INSTRUMENTS

   SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets, liabili-ties and contingent liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

   Cash Equivalents - The carrying amount approximates fair value based on quoted market prices.

   Long-Term Debt - The carrying value approximates fair value based on interest rates available to the Company on debt instruments with similar terms.

   Interest Rate Swap Agreement - When considering interest rates at June 30, 1996, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
	 OF OPERATIONS AND FINANCIAL CONDITION


Recent Events

   On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O)(see note 2 to the consolidated financial statements). N&O publishes The News & Observer (Raleigh, NC) newspaper, seven other non-daily publications in North Carolina and Nando.net, an online service. The N&O newspaper has a daily circulation of approximately 154,000 and 200,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995. Excess cash and investments together with bank borrowings were used to consummate the purchase of N&O. As a result, investment income is not expected to be significant over the next several years.

   Newsprint prices have fluctuated substantially during 1995 and 1996. Declines in the second quarter of 1996 have brought newsprint prices down to 1995 levels and management expects further reductions in the year to positively impact the Company's operating income. Advertising and circulation rate increases, coupled with company-wide cost control programs, have helped mitigate the impact of earlier newsprint price increases. While the Company intends to continue to pursue these measures where appropriate, they may not have the same effect on future results.


Second Quarter 1996 Compared to 1995

   The Company earned $11.2 million in the second quarter of 1996, down 10.6% from $12.5 million earned in the same quarter of 1995. Earnings were affected by several factors, including a lackluster retail advertising climate in the Company's California and Washington state newspapers and financing costs associated with the acquisition of N&O.

   Net revenues by region were (in thousands):

				                                  Second Quarter
                            				     1996        1995    % Change
California newspapers              $ 76,846    $ 79,887    (3.8)
Northwest newspapers                 36,797      35,942     2.4
Carolinas newspapers                 39,074       5,866     NM*
Other operations                      4,202       2,953    42.3
    Total                          $156,919    $124,648    25.9

    * Not meaningful due to N&O acquisition in August 1995.

   Net revenues declined $3.0 million at the Company's California newspapers reflecting the retail advertising climate discussed above. The Company's three Bee newspapers were also affected by the consolidation in late 1995 of Macy's and Weinstocks department stores, previously their two largest advertisers. Advertising revenues declined $3.2 million at the Bee newspapers and full run run-of-press

(ROP) advertising linage, which provides a majority of advertising revenues, fell 9.5%. Circulation revenues increased $250,000 at the three Bees primarily due to home-delivery rate increases implemented in the first quarter.

   Revenues at the Company's northwest newspapers increased $855,000. Much of the increase was attributable to the addition of The Peninsula Gateway in July 1995 -- contributing $669,000 in revenues in the second quarter of 1996
- -- and greater advertising revenues at the Anchorage Daily News, up $847,000. These gains were partially offset by lower advertising revenues at The News Tribune in Tacoma, Washington and lower commercial printing revenues at the Anchorage Daily News and The News Tribune. Full run ROP linage declined 2.4% at the major northwest newspapers.

   The $33.2 million increase in revenues at the Company's Carolinas news-papers is largely due to the addition of N&O, whose revenues were $32.5 million. Revenues at the Company's South Carolina newspapers increased 12.6% over second quarter 1995. Robust growth was recorded in advertising and circulation revenues, particularly at The (Hilton Head) Island Packet and Beaufort Gazette. Full run ROP linage increased 12.3% at the South Carolina dailies.

   Revenues from other operations increased $1.2 million, and were up $510,000 or 17.3% excluding Nando.net, the internet publishing company purchased in the N&O acquisition. Revenue growth was primarily provided by increased sales by The Newspaper Network and higher commercial printing revenues at McClatchy Printing Company.

Operating Expenses:

   Operating expenses increased 28.4% due to the addition of N&O, and were held to a 0.3% increase excluding N&O. Declining newsprint prices, beginning in May, and lower usage held newsprint and supplement costs to a 2.2% or $493,000 increase excluding N&O. Management expects more favorable newsprint and supplement cost comparisons in the next two quarters should prices continue to decline. Other operating costs, which include compensation, depreciation and amortization and "other operating expenses", declined $185,000, excluding N&O's expenses, due to company-wide cost controls.

Non-Operating Expenses - Net:

   Interest costs in the second quarter were $3.5 million versus interest income of $1.6 million in 1995. The Company used its cash and investments and incurred debt to complete the August 1, 1995 purchase of N&O. The Company's share of earnings from its Ponderay newsprint mill venture was $1.1 million versus a $350,000 loss in 1995 owing to the earlier newsprint price increases. As a result of declining newsprint prices, this trend of higher Ponderay earnings may dissipate in the second half of the year.

   The Company's effective tax rate increased to 43.5% versus 40.9% in 1995 primarily due to the nondeductible amortization of intangibles related to the N&O acquisition. See note 4 to the consolidated financial statements.

Six Month Comparisons

   The Company earned $15.6 million versus $19.2 million in 1995, down 18.7%. In addition to factors discussed in the second quarter comparisons above, the Company incurred higher newsprint costs in the first quarter of 1996.

   Net revenues by region were (in thousands):

                            				     1996         1995    % Change
California newspapers              $151,274     $154,021    (1.8)
Northwest newspapers                 70,128       68,131     2.9
Carolinas newspapers                 74,020       10,959     NM*
Other operations                      7,800        5,335    46.2
   Total                           $303,222     $238,446    27.2

     * Not meaningful due to N&O acquisition in August 1995.


   Net revenues at the Company's California newspapers declined $2.7 million, reflecting the conditions discussed above. Advertising revenues at the three Bee newspapers declined $3.0 million and were partially offset by gains in circulation revenues.

   The $2.0 million increase in revenues at the Company's northwest newspapers included $1.2 million from The Peninsula Gateway. Revenues at the Anchorage Daily News increased $1.2 million as advertising revenue growth of $1.6 million, up 5.4%, was offset by a $546,000 decline in commercial printing revenue. Revenues at the Washington dailies, excluding The Peninsula
Gateway, declined $531,000 or 1.2%, reflecting a soft retail climate.

   N&O contributed $61.6 million of the $63.1 million increase in the Company's Carolinas newspaper revenues. The South Carolina newspapers posted a $1.5 million or 13.3% gain in revenues over 1995.

Operating Expenses:

   Operating expenses were up 30.0%, but increased only 2.4% excluding N&O. Newsprint and supplement expenses increased 15.0% excluding N&O due largely to higher prices paid in the first three months of the year. All other operating expenses declined 0.8% reflecting company-wide cost controls.

Nonoperating Expenses - Net:

   The Company incurred $7.0 million in interest expense on debt in 1996 and earned $3.2 million in interest income on excess cash and investments in 1995. The unfavorable comparison in net interest costs will begin to dissipate in the third quarter as the Company cycles against the August 1, 1995 acquisition of N&O and continues to repay debt related to the acquisition.

   The Company's share of Ponderay earnings was $2.2 million versus a $1.0 million loss in 1995, reflecting higher newsprint prices.

   The Company's effective tax rates were 43.6% in 1996 compared to 40.9% in 1995 due mostly to nondeductible amortization related to the N&O acquisition. See note 4 to the consolidated financial statements.


Liquidity & Capital Resources

   The Company's cash and cash equivalent position was $5.1 million versus $3.3 million at year-end 1995. The Company's cash position is not expected to change substantially as it continues to use free cash flow to repay debt. Operations generated $52.3 million of cash and the Company used $26 million to repay debt. Cash was also used to pay for capital expenditures and pay dividends. Capital expenditures are projected to be approximately $35.0 million in 1996. See the Company's statement of cash flows at page 6 of this report.

   See notes 1 and 8 to the consolidated financial statements for a discussion of the Company's commitments to its Ponderay newsprint mill.

   See note 3 for a discussion of the Company's long-term obligations. The Company had $83.0 million of available credit June 30, 1996. Management is of the opinion that operating cash flow and cash and investment balances are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


Outlook

   The preceding management discussion contains estimates and other forward-looking statements covering subjects related to financial operating results. These forward-looking statements, and any other statements going beyond historical facts that the McClatchy management has discussed, are subject to risks and uncertainties that could cause actual results to differ. These include increases in newsprint, printing and distribution costs over anticipated levels, increased consolidation among major retailers in the Company's newspaper markets or other events depressing the level of advertis-ing, an economic downturn in the Company's principal markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Default Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders :

   The Annual Meeting of Stockholders of McClatchy Newspapers, Inc. was held on May 15, 1996 and stockholders of record on March 18, 1996 approved all matters submitted for voting as follows:

							                                                     Votes
                                             			       For        Withheld
Election of Directors of the Board:

Nominees for Class A Directors voted
   by Class A stockholders:

Larry Jinks                                          5,207,538      12,825
Joan F. Lane                                         5,199,737      20,626
S. Donley Ritchey, Jr.                               5,209,580      10,783
Frederick R. Ruiz                                    5,207,238      13,125

Nominees for Class B Directors voted
   by Class B stockholders:

William K. Coblentz                                 21,890,468
Molly Maloney Evangelisti                           21,890,468
William L. Honeysett                                21,890,468
Betty Lou Maloney                                   21,890,468
James B. McClatchy                                  21,890,468
William E. McClatchy                                21,890,468
Gary B. Pruitt                                      21,890,468
William M. Roth                                     21,890,468
James P. Smith                                      21,890,468
H. Roger Tatarian                                   21,890,468

						      Votes
								                                                               Broker
									                                                                Non-
                            				      For     Against    Abstentions    Votes
Ratification of appointment of
Deloitte & Touche LLP as the
Company's independent auditors
for 1995                          22,410,849    469         1,189         0

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None







                              			 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                             				       McClatchy Newspapers, Inc.
				                                    Registrant




Date: August 12, 1996                   /s/ James P. Smith
				                                    James P. Smith
				                                    Vice President,
				                                    Finance and Treasurer