Form 10-Q/A
period 1996-06-30
MCCLATCHY NEWSPAPERS INC
filed 1996-08-16
CIK 822043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

The number of shares of each class of common stock outstanding as of August 9, 1996:

          Class A Common Stock                                 7,024,449
          Class B Common Stock                                23,073,834


                                       1 of 4

                      McCLATCHY NEWSPAPERS, INC.

                         INDEX TO FORM 10-Q/A




                                                                        Page

PART II - OTHER INFORMATION

     Item 4. - Submission of Matters to a Vote of Security Holders       3

PART II - OTHER INFORMATION


Item 4.Submission of Matters to a Vote of Security Holders :

     The Annual Meeting of Stockholders of McClatchy Newspapers,
Inc. was held on May 15, 1996 and stockholders of record on March 18, 1996 approved all matters submitted for voting as follows:

                                                  Votes
                                              For      Withheld
Election of Directors of the Board:

Nominees for Class A Directors voted
    by Class A stockholders:

Larry Jinks                               5,207,538      12,825
Joan F. Lane                              5,199,737      20,626
S. Donley Ritchey, Jr.                    5,209,580      10,783
Frederick R. Ruiz                         5,207,238      13,125

Nominees for Class B Directors voted
    by Class B stockholders:

William K. Coblentz                      21,890,468
Molly Maloney Evangelisti                21,890,468
William L. Honeysett                     21,890,468
Betty Lou Maloney                        21,890,468
James B. McClatchy                       21,890,468
Erwin Potts                              21,890,468
Gary B. Pruitt                           21,890,468
William M. Roth                          21,890,468
James P. Smith                           21,890,468

                              Votes
                                                            Broker
                                                             Non-
                              For    Against  Abstentions    Votes
Ratification of
appointment of Deloitte
& Touche LLP as the
Company's independent
auditors for 1996         22,410,849     469       1,189        0




                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                      McClatchy Newspapers, Inc.
                                      Registrant




Date:     August 16, 1996             /s/ James P. Smith
                                      James P. Smith
                                      Vice President,
                                      Finance and Treasurer