Form 10-Q
period 1996-07-01
MCCLATCHY NEWSPAPERS INC
filed 1996-11-12
CIK 822043

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
                               (Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 1996

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

The number of shares of each class of common stock outstanding as of November 1, 1996:

          Class A Common Stock                7,132,541
          Class B Common Stock               23,073,834
                                1 of 22
 ............................................................................

                      McCLATCHY NEWSPAPERS, INC.
                        INDEX TO FORM 10-Q

Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements:

      Consolidated Balance Sheet - September 30, 1996
          (unaudited) and December 31, 1995                   3

      Consolidated Statement of Income for the
           Three Months and Nine Months
           Ended September 30, 1996 and 1995 (unaudited)      5

      Consolidated Statement of Cash Flows for
           Nine Months Ended September 30, 1996
           and 1995 (unaudited)                               6

      Consolidated Statement of Stockholders'
          Equity for the Period from December 31,
          1994 to September 30, 1996 (unaudited)              7

      Notes to Consolidated Financial Statements
          (unaudited)                                         8

   Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition       18

Part II - OTHER INFORMATION                                  22

                                   2
 ......................................................................

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      McCLATCHY NEWSPAPERS, INC.
                      CONSOLIDATED BALANCE SHEET
                            (In thousands)
                                     September 30,     December 31,
                                        1996            1995
                                      (Unaudited)

Current assets:
Cash and cash equivalents             $  4,176         $ 3,252
Trade receivables (less allowances of
  $2,912 in 1996 and $2,327 in 1995)    66,452          69,451
Other receivables                        2,131           2,251
Newsprint, ink and other inventories     7,779          13,703
Deferred income taxes                    9,310           9,840
Other current assets                     3,688           4,737
  Total current assets                  93,536         103,234

Property, plant and equipment:
Land                                    31,319          30,920
Buildings and improvements             160,455         141,908
Equipment                              368,663         347,651
Construction in progress                10,958          31,110
  Total                                571,395         551,589
Accumulated depreciation             (224,935)       (203,214)
  Net property, plant and equipment    346,460         348,375

Intangibles - net                      418,014         429,390

Investment in newsprint mill
partnership                              9,065           5,965

Other assets                             2,661           5,994

Total assets                          $869,736        $892,958

            See notes to consolidated financial statements


                                   3
 .............................................................................

                      McCLATCHY NEWSPAPERS, INC.
                      CONSOLIDATED BALANCE SHEET
                 (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,     December 31,
                                        1996              1995
                                     (Unaudited)
Current liabilities:
Current portion of long-term
bank debt                           $        -           $    10,000
Accounts payable                        19,096                20,152
Accrued compensation                    31,070                33,222
Income taxes                             2,637                     -
Unearned revenue                        18,026                17,566
Carrier deposits                         4,188                 4,298
Other accrued liabilities                9,902                 9,248
  Total current liabilities             84,919                94,486

Long-term bank debt                    209,000               243,000

Other long-term obligations             28,835                28,135

Deferred income taxes                   60,114                61,643

Commitments and contingencies (note 8)

Stockholders' equity:
Common stock $.01 par value:
  Class A - authorized:
  50,000,000 shares, issued:
  7,066,449 in 1996
  and 6,850,315 in 1995                     70                    69
  Class B - authorized:  30,000,000
  shares, issued:  23,073,834 in
  1996 and 23,131,334 in 1995              231                   231
Additional paid-in capital              65,224                62,521
Retained earnings                      421,714               403,244
Treasury stock, 20,000 Class A
shares                                   (371)                 (371)
  Total stockholders' equity           486,868               465,694

Total liabilities and stockholders'
equity                              $  869,736           $   892,958

            See notes to consolidated financial statements

                                   4
 ............................................................................

                      McCLATCHY NEWSPAPERS, INC.
                   CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share amounts)

                            Three Months Ended     Nine Months Ended
                                September 30,       September 30,
                              1996        1995     1996      1995
                                 Unaudited            Unaudited

Revenues - net:
Advertising               $   120,856   $110,182   $354,270  $294,018
Circulation                    27,102     24,756     81,196    68,175
Other                           7,585      7,023     23,299    18,214
   Total                      155,543    141,961    458,765   380,407

Operating Expenses:
Compensation                   62,177     60,969    188,375   163,012
Newsprint and supplements      27,034     28,927     88,523    70,879
Depreciation and amortization  13,250     12,060     39,502    30,593
Other operating expenses       30,443     28,975     87,434    74,801
   Total                      132,904    130,931    403,834   339,285

Operating income               22,639     11,030     54,931    41,122


Nonoperating (expenses)
income:
Interest expense              (3,307)    (2,883)   (10,259)   (2,907)
Investment income                  24        678         76     3,833
Partnership income (losses)       850        250      3,100     (800)
Other - net                      (17)         33       (10)       318
   Total                      (2,450)    (1,922)    (7,093)       444

Income before income
tax provision                  20,189      9,108     47,838    41,566
Income tax provision            8,747      4,659     20,805    17,944

Net income                 $   11,442  $   4,449  $  27,033  $ 23,622

Net income per common
share                      $     0.38  $    0.15  $    0.90  $   0.79

Weighted average number
of common shares               30,286     30,020     30,191    30,002

            See notes to consolidated financial statements


                                   5
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                                      Nine Months Ended September 30,
                                        1996            1995
                                             (Unaudited)

Cash provided (used) by
operating activities:
Net income                            $ 27,033       $  23,622
Reconciliation to net cash provided:
  Depreciation and amortization         39,618          30,701
  Deferred taxes                         (999)           3,122
  Partnership (income) losses          (3,100)             800
  Changes in certain assets and
  liabilities - net                     15,251        (13,622)
  Other                                    239           1,090
Net cash provided by operating
activities                              78,042          45,713

Cash provided (used) by investing
activities:
Maturities of investments held
to maturity                                  -          29,789
Proceeds from investments
available for sale                           -          20,539
Purchases of investments held to maturity    -         (5,940)
Purchases of investments available for
sale                                         -         (3,637)
Purchases of property, plant
and equipment                         (24,627)        (22,055)
Acquisition of newspaper operations    (1,845)       (241,250)
Investment in newsprint mill
partnership                                  -         (2,484)
Other - net                              (787)              65
Net cash used by investing
activities                            (27,259)       (224,973)

Cash (used) provided by financing
activities:
Proceeds from long-term debt                 -         139,000
Repayment of long-term debt           (44,000)         (5,000)
Payment of cash dividends              (8,563)         (8,529)
Other - principally stock issuances      2,704             924
Net cash (used) provided by
financing activities                  (49,859)         126,395

Net change in cash and cash
equivalents                                924        (52,865)

Cash and cash equivalents, beginning
of year                                  3,252          68,574

Cash and cash equivalents, end of
period                                $  4,176       $  15,709

Other cash flow information:
Cash paid during the period for:
  Income taxes (net of refunds)       $ 17,011         $25,099
  Interest paid (net of capitalized
  interest)                             10,678           5,903

            See notes to consolidated financial statements

                                   6
 .........................................................................

                           McCLATCHY NEWSPAPERS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                (In thousands, except share and per share amounts)
                            Par Value      Additional          Treasury
                      Class A    Class B   Paid-In   Retained  Stock
                      Common     Common    Capital   Earnings  At Cost   Total
Balances,
December 31, 1994      $   66   $  233   $ 61,290   $381,002   $ (371) $ 442,220
Net income (9 months)                                 23,622              23,622
Dividends paid
($.285 per share)                                    (8,529)             (8,529)
Conversion of 145,455
Class B shares to Class A   2      (2)
Issuance of 45,988
  Class A under
  employee stock plans                        924                            924

Balances,
September 30, 1995         68      231     62,214    396,095     (371)   458,237
Net income (3 months)                                  9,996               9,996
Dividends paid
($.095 per share)                                    (2,847)             (2,847)
Issuance of 20,850
Class A shares
under employee stock
plans                       1                 307                            308

Balances,
December 31, 1995          69      231     62,521    403,244     (371)   465,694
Net income (9 months)                                 27,033              27,033
Dividends paid
($.285 per share)                                    (8,563)             (8,563)
Issuance of 56,708
Class A shares under
  employee stock plans      1               2,703                          2,704

Balances,
September 30, 1996     $   70    $ 231   $ 65,224   $ 421,714  $ (371) $ 486,868

                      See notes to consolidated statements
                                        7
 ................................................................................

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

   Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $4,645,000 at September 30, 1996 and $7,426,000 at December 31, 1995.

   Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which operates a newsprint mill in the State of Washington. The Company guarantees certain bank debt used to construct the mill (see note 8) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1996: $16,196,000 and 1995:
$12,622,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 10,000 metric tons from Ponderay in 1996 and 8,000 in 1997.

                                   8
 ......................................................................

   Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For the three months ended September 30, 1996 such interest was nominal and was $394,000 for the 1995 quarter. For the nine months ended September 30, 1996 and 1995, such interest was $526,000 and $394,000, respectively.

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


2. ACQUISITION

   On August 1, 1995, the Company purchased The News and Observer Publishing Company (N & O) for which it paid $247,000,000 in cash for all the outstanding common stock of N & O and assumed $117,000,000 of pre-existing N & O funded debt. An additional $10,000,000 was paid subject to the resolution of certain contingencies. The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash and investments. The Company refinanced the N & O funded debt and recorded a prepayment penalty of $12,194,000 as part of N & O acquisition costs. See note 3 for discussion of the Company's long-term debt.

   N & O publishes The News & Observer newspaper in Raleigh, NC, seven other non-daily publications in North Carolina and the Nando.net on-line service. The News & Observer has a daily circulation of about 154,000 and 200,000 Sunday.

   The acquisition was accounted for as a purchase and, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Assets of N & O included approximately $1,500,000 of working capital, $72,600,000 of property, plant and equipment and $323,100,000 of intangible assets. Intangible assets include approximately $299,100,000 of goodwill which is to be amortized over a 40-year period. In addition to the $117,000,000 of N & O

                                   9
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


2.   ACQUISITION - Continued

long-term debt, the Company assumed deferred income tax and other liabilities totaling $11,500,000.

   The N & O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the first nine months of 1995 as though the acquisition had taken place on January 1, 1995 (in thousands, except per share amounts):

                                              1995
          Revenues                           $447,800
          Net income                          16,449
          Earnings per common share             0.55

3. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

   At September 30, 1996 and December 31, 1995 long-term bank debt consisted of (in thousands):
                                      September 30,   December 31,
                                       1996            1995
Bank Credit Agreement                $209,000         $243,000
N & O holdback payable                  -               10,000
Total                                 209,000          253,000
Less current portion                    -               10,000

Total long-term bank debt            $209,000         $243,000

   In addition, the Company also has an outstanding letter of credit for $4,309,000 securing self-insurance workers' compensation reserves.

   On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. In connection with the August 1, 1995 acquisition of N & O, the Company drew down $138,000,000 of borrowings and the bank issued a $10,000,000 letter of credit on behalf of the Company (see note 2). The N & O holdback was paid in August 1996.

   Among the liabilities assumed in acquiring the stock of N & O were long-term notes payable consisting of $98,000,000 face value of unsecured senior notes bearing interest at 9.65% to 9.76% and a $19,000,000 unsecured variable rate note. The Company has refinanced N & O's debt and incurred a refinancing penalty of $12,194,000 in accordance with the terms of the note agreements which has been included in the purchase price.

                                  10
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


3. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS - Continued

   Under the Credit Agreement, interest only is payable through July 1, 2000. Principal in the amount of $39,000,000 is due on July 1, 2002 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On September 30, 1996 the interest rate applicable to the amount drawn ranged from 5.4% to 6.3%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at September 30, 1996.

   At September 30, 1996 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998. The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

   Other long-term obligations consist of (in thousands):

                                     September 30,    December 31,
                                        1996            1995
Pension obligations                   $ 16,876         $ 11,209
Post retirement benefits obligation      9,060            9,386
Deferred compensation and other          2,899            7,540

Total long-term obligations           $ 28,835         $ 28,135

4. INCOME TAX PROVISIONS

   Income tax provisions consist of (in thousands):
                            Three Months Ended    Nine Months Ended
                             September 30,         September 30,
                            1996       1995       1996      1995
Current:
   Federal                  $ 7,978  $   837    $ 19,392  $ 11,608
   State                      1,085      850       2,412     3,214

Deferred:
   Federal                  (1,925)    3,430     (2,731)     3,595
   State                      1,609    (458)       1,732     (473)

Income tax provision        $ 8,747  $ 4,659    $ 20,805  $ 17,944

                                11
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


4. INCOME TAX PROVISIONS - Continued

   The effective tax rate and the statutory federal income tax rate are reconciled as follows:
                            Three Months Ended   Nine Months Ended
                              September 30         September 30,
                             1996      1995       1996     1995
Statutory rate               35.0%     35.0%      35.0%    35.0%
State taxes, net of
federal benefit               5.6       2.8        5.6      4.0
Amortization of intangibles   4.4      13.1        4.4      3.8
Other                        (1.7)      0.3       (1.5)     0.4

Effective rate               43.3%     51.2%      43.5%    43.2%

   The components of deferred taxes recorded in the Company's
Consolidated Balance Sheet on September 30, 1996 and December 31, 1995
are (in thousands):
                                         1996        1995
Depreciation and amortization          $ 55,545    $ 56,468
Partnership losses                        8,665       9,034
State taxes                               1,271         230
Deferred compensation                  (16,082)    (14,843)
Other                                     1,405         914

   Deferred tax liability
   (net of $9,310 in 1996 and
   $9,840 in 1995 reported
   as current assets)                  $ 50,804    $ 51,803

                                    12
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


5. INTANGIBLES

   Intangibles consist of (in thousands):
                                      September 30,   December 31,
                                         1996            1995
Identifiable intangible assets,
   primarily customer lists          $ 151,339         $ 150,530
Excess purchase prices over
  identifiable intangible assets       366,196           364,933
  Total                                517,535           515,463
Less accumulated amortization           99,521            86,073

Intangibles - net                    $ 418,014         $ 429,390

6. EMPLOYEE BENEFIT PLANS

   Early Retirement Charge:

   The Sacramento Bee made an early retirement program available to certain employees in September 1995. A pre-tax charge of $2,318,000 was recorded for this program.

   Benefit Plans:

   The Company has two defined benefit pension plans (retirement plans) which together cover a majority of its employees (including the employees of N & O). Benefits are based on years of service and compensation. Contributions to the plan are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

   The Company also has three supplemental retirement plans to provide key employees with additional retirement benefits (including N & O). The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under them are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation for the supplemental retirement plans are included in other long-term obligations.

   Expenses of these plans for the three months ended September 30, 1996 and 1995 were $1,776,000 and $1,573,000, respectively. Expenses for the nine months then ended were $5,442,000 and $4,596,000 in 1996 and 1995, respectively.

                                  13
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


6. EMPLOYEE BENEFIT PLANS - Continued

   The Company also has two deferred compensation and investment plans (401(k) plans) which enable qualified employees (including N & O) voluntarily to defer compensation. Company contributions to the 401(k) plans for the three months ended September 30, 1996 and 1995 were $1,203,000 and $1,098,000, respectively. Contributions for the nine months then ended were $3,494,000 and $3,049,000 in 1996 and 1995, respectively.

   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended September 30, 1996 and 1995, post retirement benefit expenses were $60,000 and $150,000, respectively, and were $180,000 and $450,000 for the nine months then ended in 1996 and 1995, respectively.

7. CASH FLOW INFORMATION

   Cash provided or used by operations in the nine months ended
September 30, 1996 and 1995 was affected by changes in certain assets and liabilities as follows (in thousands):
                                       1996            1995
Increase (decrease) in assets:
Receivables                        $ (3,001)         $  (7,287)
Inventories                          (5,924)              4,903
Other assets                         (5,205)                836
  Total                             (14,130)            (1,548)

Increase (decrease) in liabilities:
Accounts payable                     (1,056)            (5,970)
Accrued compensation                   2,548            (1,835)
Income taxes                           2,637            (5,698)
Other liabilities                    (3,008)            (1,667)
  Total                                1,121           (15,170)

Net cash changes in assets
 and liabilities                   $  15,251          $(13,622)


                                  14
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



8. COMMITMENTS AND CONTINGENCIES

   The Company guarantees $20,965,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

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

    The Company's Amended Employee Stock Purchase Plan (the Purchase
Plan) reserved 1,500,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of September 30, 1996, 562,984 shares of Class A common stock have been issued under the Purchase Plan.

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


                                  15
 ......................................................................

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

    In the 1987 Employee Plan, there are 333,369 options exercisable as of September 30, 1996. Substantially all of the shares reserved in the plan have been granted. In the 1994 Employee Plan 370,450 remain for future grants and 32,975 of the options are exercisable. A total of 689,444 options are outstanding in the employee plans at an average option prices of $19.42 and $21.96 per share for the 1987 and 1994 plans, respectively. In the Directors' Plan 67,500 options are outstanding at an average price of $21.92 per share, 40,125 shares were exercisable at September 30, 1996 and 73,500 are available for future awards.


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

    Interest Rate Swap Agreement - When considering interest rates at September 30, 1996, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.


11.  SUBSEQUENT EVENT

   In October 1996, the Company announced that it had entered into agreements in principle to sell five of its community newspapers.
Four of its California newspapers -- The Dispatch in Gilroy, the Free

                                  16
 ......................................................................

                      McCLATCHY NEWSPAPERS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


11.  SUBSEQUENT EVENTS (continued)

Lance in Hollister, the Morgan Hill Times and the Amador Ledger Dispatch -- are being purchased by Central Valley Publishing, Inc., a newspaper company managed by USMedia Group, Inc. of Crystal
City, MO. The Ellensburg Daily Record in Washington state is being purchased by Pioneer Newspapers, Inc. of Seattle, WA. While the sales are expected to be completed by year-end, they are subject to a number of conditions, including -- among others -- the parties entering into definitive agreements, the buyers completing successful due diligence, and the parties obtaining necessary approvals.

     The community newspapers being sold generated approximately $9.2 million in revenues in 1995 and had daily average paid circulation of about 14,800 and non-daily circulation of about 12,400. The Company has a low cost basis in the assets of these newspapers, and as a result, expects to record a nonrecurring gain on the sale of the newspapers which could be material to its 1996 annual results.


                                  17
 ......................................................................

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION

Recent Events

   On August 1, 1995 the Company purchased The News and Observer Publishing Company (N & O)(see note 2 to the consolidated financial statements). N & O publishes The News & Observer (Raleigh, NC) newspaper, seven other non-daily publications in North Carolina and Nando.net, an on-line service. The N & O newspaper has a daily circulation of approximately 154,000 and 200,000 on Sunday. The results of N & O have been included in the Company's consolidated results beginning on August 1, 1995. Excess cash and investments together with bank borrowings were used to consummate the purchase of N & O. As a result, investment income is not expected to be significant over the next few years.

   Newsprint prices have fluctuated substantially during 1995 and 1996. Declines in the second and third quarters of 1996 brought newsprint prices below 1995 levels. As a result of rising prices in 1995 and in an effort to minimize the effect of expected further increases, the Company increased its inventory levels. As prices began to decline in 1996, the Company began reducing its inventory levels in anticipation of further price decreases. Accordingly, the Company's LIFO reserve has declined $1.5 million in the 1996 third quarter and $2.8 million in the nine months ended September 30, 1996. Management expects the newsprint price reductions to continue positively impacting the Company's operating income for the balance of the year.

   In October, the Company announced that it had entered into agreements in principle to sell five of its community newspapers and expects to record a nonrecurring gain the fourth quarter of 1996 which could be material to its annual results. See note 11 to the consolidated financial statements.

Third Quarter 1996 Compared to 1995

   The Company earned $11.4 million in the third quarter of 1996, more than double the 1995 earnings of $4.4 million. The 1995 quarter included a pre-tax charge of $2.3 million for an early retirement program at The Sacramento Bee. The increase in 1996 earnings was also attributable to, among other factors, strong total revenue growth at the Company's newspapers in North and South Carolinas and advertising revenue growth at the Anchorage Daily News, lower newsprint prices and strong cost controls throughout the Company.

Net revenues by region were (in thousands):
                                 Third Quarter
                               1996        1995        % change
California newspapers       $  76,953   $  78,190       (1.6)
Northwest newspapers           35,832      35,534        0.8
Carolinas newspapers           39,317      25,715       52.9
Non-newspaper operations        3,441       2,522       36.4

   Total                    $ 155,543   $ 141,961        9.6

                                  18
 ......................................................................

   Revenues at the Company's California newspapers, which account for nearly fifty percent of total revenues in the third quarter, declined $1.2 million. The decline was due primarily to a lackluster retail advertising climate at the Company's three Bee newspapers located in Sacramento, Fresno and Modesto. These newspapers were also affected by the consolidation in late 1995 of Macy's and Weinstock's department stores, previously their two largest advertisers. Advertising revenues declined $1.3 million at the Bee newspapers and full run run-of-press (ROP) advertising linage, which provides a majority of advertising revenues, fell 7.0%. Circulation revenues increased $391,000 at the three Bee newspapers due primarily to increased home delivery rates in the first quarter of 1996.

   The Northwest newspapers contributed 23.0% of total revenues and posted a gain of $298,000 over the 1995 quarter. Most of the Northwest newspapers revenues are generated by The News Tribune (Tacoma, WA), the Anchorage Daily News and the Tri-City Herald (WA). Advertising revenues were up $511,000 at these newspapers, due almost entirely to gains at the Daily News. Advertising revenues were generally flat at the Washington newspapers and full run ROP linage was down 4.3% at all three newspapers combined. Circulation revenues were even with the 1995 quarter and other revenues, mostly commercial printing at the Daily News, declined $207,000.

   The Carolinas newspapers contributed 25.3% of total revenues and increased by $13.6 million. Revenues at the North Carolina newspapers were $32.9 million in the 1996 quarter versus $20.0 million in 1995, which included August and September only. Revenues at the Company's three South Carolina newspapers increased $714,000 or 12.6% due to strong advertising and circulation improvements. Full run ROP linage was up 9.2% at the South Carolina dailies.

   Revenues at the Company's non-newspaper operations increased
$919,000 in the quarter, and include revenues from McClatchy Printing Company, Legi-Tech, The Newspaper Network (TNN) and Nando, N & O's on-line publishing division.

Operating Expenses:

   Operating expenses increased 1.5%. The 1995 expenses include a pre-tax charge of $2.3 million for the early retirement program at The Sacramento Bee. If this charge is excluded, total operating expenses increased 3.3% over the 1995 quarter and reflect three months of N & O expenses in 1996 versus two months of expenses in 1995.

   Compensation costs increased 2.0%, but after excluding the early retirement charge in 1995, and removing N & O expenses from the 1996 and 1995 quarters, costs declined 1.9%. Newsprint and supplement costs declined 6.5% due to falling newsprint prices and, to a lessor extent, lower newsprint usage. Excluding N & O from the quarter in both years, newsprint and supplement costs declined 21.7%. All other operating expenses, including depreciation and amortization, increased 6.5% including N & O, and declined 2.8% excluding N & O from each period. The declines reflect cost controls implemented throughout the Company, as well as a 1995 pre-tax charge of $1.1 million in other operating expenses for the write-off of obsolete distribution equipment at The Sacramento Bee.




                                  19
 ......................................................................

Non-operating Expenses -- Net:

   Investment income declined $654,000 from third quarter 1995 as the Company's excess cash was used to complete the N & O purchase on August 1, 1995. Interest expense increased $424,000 on debt incurred for the acquisition. The Company expects the interest expense comparison to improve in the fourth quarter as it continues to use cash generated from operations to repay the debt (see Liquidity and Capital Resources below). The Company's share of earnings from Ponderay increased $600,000 over the 1995 quarter. Earnings from Ponderay are expected to decline if newsprint prices continue to fall.

   The Company's effective tax rate was 43.3% in the third quarter of 1996 verse 51.2% in 1995. The higher rate in 1995 reflects adjustments to increase the 1995 full-year effective rate to 43.0%, primarily reflecting the non-deductibility of amortization related to the N & O purchase.

Nine Month Comparisons

   Earnings in the nine months ending on September 30,1996 were $27.0 million versus $23.6 million in 1995 and reflect many of the trends discussed above in the third quarter comparison.

Revenues by region were (in thousands):
                                  Nine Months
                               1996        1995        % change
California newspapers        $ 228,227  $ 232,211      (1.7)
Northwest newspapers           105,960    103,665       2.2
Carolinas newspapers           113,337     36,674        NM
Non-newspaper operations        11,241      7,857      43.1
   Total                     $ 458,765   $380,407      20.6

 NM -- Not meaningful due to the August 1, 1995 acquisition of N & O.

   California revenues declined $4.0 million with advertising revenues down $4.3 million at the Company's three Bee newspapers, while circulation revenues increased $748,000. Other revenues declined
$544,000 due mostly to lower prices received for recycled newsprint.

   Northwest newspaper revenues increased $2.3 million, with advertising revenue gaining $1.5 million, circulation up $403,000 and other revenues declining $838,000 at the three largest dailies. The Anchorage Daily News reported $2.1 million or an 8.9% gain in advertising revenues which was partially offset by lower advertising revenues at the Washington state dailies.

   The Carolinas newspaper revenue increased $76.7 million due to a $74.5 million increase in North Carolina newspapers purchased in August 1995 and a 13.1% increase in the South Carolina newspapers.


                                  20
 ......................................................................

   Revenues at non-newspaper operations increased $3.4 million and include nine months of Nando revenues versus five months in 1995. Other increases include a 33.2 % increase in commercial printing at McClatchy Printing Company, a 25.8% increase in TNN revenues offset by a $448,000 decline in revenues at Legi-Tech.


Operating Expense:

   Operating expenses increased 19.0% including N & O expenses and the early retirement charge discussed above. Excluding N & O and the charge, operating expenses declined 1.4%, with compensation down 0.6% and newsprint and supplement costs up 1.3%. Newsprint prices began to decline in the second quarter of 1996, hence the average price in the nine months is greater than prices incurred in the third quarter comparisons. All other operating expenses, including depreciation and amortization, but excluding N & O costs, declined $2.2 million or 2.2%. Again, 1995 other operating expenses included the $1.1 million asset write-off at The Sacramento Bee.

Nonoperating Expenses:

   Investment income declined $3.8 million from 1995, while interest expense on debt incurred in the acquisition increased $7.4 million. The Company's share of Ponderay income was $3.1 million versus a loss of $800,000 in 1995.

   The Company's effective tax rate was 43.5% in 1996, slightly higher than the 43.2% rate in 1995. See note 4 to the consolidated financial statements.

Liquidity & Capital Resources

   The Company's cash and cash equivalent position improved by $924,000 from year-end 1995 to $4.2 million at September 30, 1996.
The Company's cash position is not expected to change substantially as it continues to use free cash flow to repay debt. Operations generated $78.0 million of cash and $44.0 million was used to repay debt. Cash was also used to pay for capital expenditures and pay dividends. Capital expenditures are projected to be approximately $30.0 million in 1996.

   See notes 1 and 8 to the consolidated financial statements for a discussion of the Company's commitments to the Ponderay newsprint mill.

   See note 3 for a discussion of the Company's long-term obligations. The Company had $101.0 million of available credit at September 30, 1996. Management is of the opinion that available credit, cash flow from operations and cash balances are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


Outlook

   The preceding management discussion contains estimates and other forward-looking statements covering subjects related to financial operating results. These forward-looking statements, and any other

                                  21
 ......................................................................

statements going beyond historical fact that the McClatchy management has discussed, are subject to risks and uncertainties that could cause actual results to differ. These include increases in newsprint, printing and distribution costs over anticipated levels, increased consolidation among major retailers in the Company's newspaper markets or other events depressing the level of advertising, an economic downturn in the Company's principal markets or other occurrences leading to decreasing circulation and diminished revenues from both display and classified advertising.


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



                                McClatchy Newspapers, Inc.
                                             Registrant




Date:  November 12, 1996
                                     James P. Smith
                                     Vice President,
                                     Finance and Treasurer






                                  22
 ......................................................................