Form 10-K
period 1996-12-31
MCCLATCHY NEWSPAPERS INC
filed 1997-03-28
CIK 822043

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K
(Mark One)
    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -                  THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

    _          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________.

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

       Registrant's telephone number, including area code: (916) 321-1846
                              ---------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
    -------------------------------              -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                             ---

     Aggregate market value of the Company's voting stock held by non-affiliates on March 17, 1997, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date: approximately $399,611,075. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the Registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

     Shares outstanding at March 17, 1997:
                      Class A Common Stock -  9,018,108 shares
                      Class B Common Stock - 28,842,287 shares
     Documents incorporated by reference:

     Definitive Proxy Statement for the Company's May 21, 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

===============================================================================

                       INDEX TO McCLATCHY NEWSPAPERS, INC.

                                 1996 FORM 10-K

Item No.                                                                   Page
--------                                                                   ----
                                     PART I

1.   Business.............................................................    1
     Overview.............................................................    1
     California Newspapers................................................    2
     Northwest Newspapers.................................................    4
     Carolinas Newspapers.................................................    7
     Other Operations.....................................................    9
     Raw Materials........................................................   10
     Competition..........................................................   11
     Employees - Labor....................................................   11
2.   Properties...........................................................   12
3.   Legal Proceedings....................................................   13
4.   Submission of Matters to a Vote of Security
         Holders..........................................................   13

                                     PART II

5.   Market for the Registrant's Common Stock
         and Related Stockholder Matters..................................   13
6.   Selected Financial Data..............................................   14
7.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   15
8.   Financial Statements and Supplementary Data..........................   21
9.   Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure...........................   45

                                    PART III

10.  Directors and Executive Officers of the
         Registrant.......................................................   45
11.  Executive Compensation...............................................   45
12.  Security Ownership of Certain Beneficial
         Owners and Management............................................   45
13.  Certain Relationships and Related
         Transactions.....................................................   45

                                     PART IV

14.  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K..........................................   46

                                     PART I

ITEM 1.  BUSINESS

Overview

     McClatchy Newspapers, Inc. was originally incorporated in California in 1930 and reincorporated in Delaware on July 2, 1987. McClatchy Newspapers, Inc. and its subsidiaries (collectively the "Company") own and publish 22 newspapers in three regions of the Country -- California, Northwest (Alaska and Washington) and the Carolinas. Its newspapers range from large dailies serving metropolitan areas to non-daily newspapers serving small communities. For the year ended December 31, 1996, the Company had an average paid daily circulation of 972,600, Sunday circulation of 1,175,100 and non-daily circulation of 77,500.

     On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O) for $374 million (see note 2 to the consolidated financial statements in Part II, Item 8 and Carolinas newspapers discussion below). N&O publishes The News & Observer (Raleigh, N.C.) newspaper, seven other non-daily publications in North Carolina and Nando, an online publishing company. The N&O newspaper has a daily circulation of approximately 157,000 and 205,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995.

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

     The Company's overall strategy is to concentrate on developing its newspapers and smaller related businesses. Each of its ten largest daily newspapers has the largest circulation of any newspaper servicing its particular metropolitan area. The Company believes that this circulation advantage is of primary importance in attracting advertising, the principal source of revenues for the Company. Advertising revenues approximated 78% of consolidated revenues in 1996 and 77% of consolidated revenues in 1995. Circulation revenues approximated 17% of consolidated revenues in 1996 and 18% of consolidated revenues in 1995.

     The Company's newspaper business is somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season, and Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for revenues and profits.

     Other businesses owned by the Company include Legi-Tech, an online computer service which provides information to clients on legislative activity in the California state legislature and in the United States Congress; Nando, the Company's online publishing operations, and McClatchy Printing Company and Benson Printing Company, commercial printing operations in California and North Carolina. The Company also owns The Newspaper Network (TNN), a distributor of preprinted advertising inserts and run-of-press advertising. In addition, the Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in Washington State.

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


CALIFORNIA NEWSPAPERS:

     The three "Bee" newspapers have formed the core of the Company's operations for many years and continue to have a significant influence on the civic, political, economic and cultural life of California's Central Valley. These newspapers are summarized below:

                          1996 Circulation (1)
                        ------------------------
   Newspaper            Daily/Weekly      Sunday      1996 Revenues     1995 Revenues
   ---------            ------------      ------      -------------     -------------
The Sacramento Bee         281,900       350,100      $ 178,801,000     $ 181,247,000
The Fresno Bee             154,800       188,800         79,554,000        80,209,000
The Modesto Bee             82,400        90,200         43,332,000        44,182,000
Other newspapers            26,900             -          9,032,000         8,655,000

(1) Based on calendar year average paid daily circulation.

     The Bee newspapers and other California papers produced approximately 49.8% of the total Company revenues in 1996, versus 58.1% in 1995. In February 1997, the Company sold four of its California newspapers that had a combined daily circulation of approximately 10,150 and weekly circulation of 12,800. These newspapers generated $7.6 million in revenues in 1996.

The Sacramento Bee

     The Sacramento Bee, the Company's largest newspaper, is a morning newspaper serving the California state capital and its metropolitan area. In 1996 The Sacramento Bee's average paid circulation increased 0.7% daily and decreased 0.1% Sunday from 1995. As of December 31, 1996, approximately 88.0% of the daily, and 80.0% of the Sunday circulation was home delivered.

     The Sacramento Bee's advertising linage for the years ended December 31, 1996 and 1995 is set forth in the following table.

                                                              1996        1995
                                                              ----        ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                2,237       2,390
     Part Run                                                  289         334
     Total Market Coverage                                     151         167

     Net revenues of The Sacramento Bee decreased 1.3% from 1995.

The Fresno Bee

     The Fresno Bee is a morning newspaper serving the Fresno, California metropolitan area. The Fresno Bee's average paid circulation increased 0.5% daily and was flat Sunday versus 1995. As of December 31, 1996, approximately 86.9% of The Fresno Bee's daily and 89.1% of the Sunday circulation was home delivered.

     The Fresno Bee's advertising linage for the years ended December 31, 1996 and 1995 is set forth in the following table:

                                                              1996        1995
                                                              ----        ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                1,300       1,366
     Part Run                                                  138         113
     Total Market Coverage                                     143         182

     Net revenues of The Fresno Bee declined 0.8% from 1995.

The Modesto Bee

     The Modesto Bee is a morning newspaper that serves the Modesto, California metropolitan area, located between Sacramento and Fresno. The Modesto Bee's average paid circulation declined 1.5% daily and 1.4% Sunday versus 1995. As of December 31, 1996, approximately 88.9% of the daily and 87.2% of the Sunday circulation was home delivered.

     The Modesto Bee's advertising linage for the years ended December 31, 1996, and 1995 is set forth in the following table:

                                                               1996       1995
                                                               ----       ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                 1,078      1,134
     Part Run                                                    54         71
     Total Market Coverage                                      501        529

     Net revenues of The Modesto Bee decreased 1.9% from 1995.

Other California Newspapers

     In February 1997, the Company sold the following four of its nondaily California newspapers, with the Clovis Independent remaining its sole nondaily paper in the region. The Gilroy Dispatch and Hollister Free Lance, along with the weekly Morgan Hill Times, serve small rural communities south of San Jose. The Amador Dispatch and Murietta Times are nondaily newspapers that serve small communities in the Sierra foothills, east of Sacramento, while the Clovis Independent is a weekly newspaper serving a community north of Fresno. The combined net revenues of these newspapers declined 12.5% from 1995.


NORTHWEST NEWSPAPERS:

     The Company began to diversify geographically outside of California in 1979 when it purchased the Anchorage Daily News. Later that year the Company purchased the Tri-City Herald in Southeastern Washington. In 1986, the Company purchased its fourth largest newspaper, The (Tacoma) News Tribune. In June 1995, the Company acquired the Peninsula Gateway in Gig Harbor, Washington, and in December 1996, the Company sold the Ellensburg Daily Record. The Company now publishes four newspapers in Washington State and the largest daily newspaper in Alaska. These newspapers are summarized below:

                                1996 Circulation (1)
                              ------------------------
    Newspaper                 Daily/Weekly      Sunday       1996 Revenues    1995 Revenues
    ---------                 ------------      ------       -------------    -------------
The News Tribune (Tacoma)       128,600        147,800       $  69,906,000    $  70,467,000
Anchorage Daily News             73,500         91,500          49,352,000       47,549,000
Tri-City Herald                  40,100         43,700          18,708,000       18,545,000
Other newspapers                 22,900              -           5,603,000        4,278,000

(1) Based on calendar year average paid circulation (includes circulation of approximately 4,800 at the Ellensburg Daily Record which was sold in December 1996).

     The Company's northwest newspapers produced approximately 23.0% of the Company's total revenues in 1996 versus 26.0% in 1995.

The News Tribune

     The News Tribune, a morning newspaper, primarily serves the Tacoma, Washington metropolitan area in Pierce and South King Counties. It is the third largest newspaper in the state. In 1996 the average paid circulation of The News Tribune declined 0.4% daily and 0.1% Sunday versus 1995.

     Tacoma is approximately 30 miles south of Seattle. The News Tribune competes in the northern most fringes of its market with the major Seattle daily newspapers. As of December 31, 1996 approximately 84.0% of the daily and 82.0% of the Sunday circulation was home delivered.

     The Tacoma News Tribune's advertising linage for the years ended December 31, 1996 and 1995 is set forth in the following table.

                                                               1996       1995
                                                               ----       ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                 1,138      1,274
     Part Run                                                    36         30
     Total Market Coverage                                       93         80

     Net revenues of the News Tribune declined 0.8% from 1995.

Anchorage Daily News

     The Anchorage Daily News, a morning newspaper, is Alaska's largest newspaper. The Anchorage Daily News circulates throughout the state of Alaska but its primary circulation is concentrated in the south central region of the state comprised of metropolitan Anchorage, the Kenai Peninsula and the Matanuska-Susitna Valley.

     The Daily News' average paid daily circulation was up 0.1% in 1996, while Sunday circulation declined 2.1% from 1995. As of December 31, 1996 approximately 73.5% of the daily and 65.0% of the Sunday circulation was home delivered.

     Comparative amounts of linage for the years ended December 31, 1996 and 1995 are set forth in the following table:

                                                               1996       1995
                                                               ----       ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                 1,108      1,063
     Total Market Coverage                                       28         28

     Net revenues of the Anchorage Daily News increased 3.8% over 1995.

Tri-City Herald

     The Tri-City Herald is a morning newspaper serving the Tri-Cities of Richland, Kennewick and Pasco in southeastern Washington. The Tri-Cities economy has benefited by the Department of Energy's (DOE) efforts to clean up nuclear waste at nearby Hanford Nuclear reservation. However, recent layoffs by the DOE at Hanford have begun to slow economic growth in the area.

     The Tri-City Herald's average paid circulation has declined 1.0% daily and 0.6% Sunday from 1995. As of December 31, 1996, approximately 91.3% of the daily and 89.6% of the Sunday circulation was home delivered.

     The Tri-City Herald's advertising linage for the years ended December 31, 1996 and 1995 is set forth in the following table:

                                                             1996      1995
                                                             ----      ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                 853       850
     Total Market Coverage                                     67        50

     Net revenues of the Tri-City Herald increased 0.9% over 1995.

Other Northwestern Newspapers

     The Ellensburg Daily Record was sold in December 1996. The Company's other non-daily newspapers include the Peninsula Gateway in South Puget Sound, which was purchased in July 1995, and the Pierce County Herald which circulates twice a week in Puyallup, near Tacoma. The combined net revenues of the other northwestern newspapers increased 31.0% over 1995. The Ellensburg Daily Record had revenues of $1.6 million in 1996.

CAROLINAS NEWSPAPERS:

     In 1990, the Company purchased three daily and three nondaily newspapers in South Carolina from The News and Observer Publishing Company (N&O). On August 1, 1995, the Company purchased the remainder of N&O which included The News & Observer newspaper and six non-daily newspapers (and other businesses discussed below).

     The Carolinas newspapers are summarized below:

                                   1996 Circulation (1)
                                 -----------------------
          Newspaper              Daily/Weekly     Sunday      1996 Revenues  1995 Revenues (2)
          ---------              ------------     ------      -------------  -----------------
The News & Observer (Raleigh)      156,700       204,500      $ 112,023,000    $ 44,966,000
The Herald (Rock Hill)              30,300        31,500         11,355,000      10,804,000
The Island Packet (Hilton           13,800        16,600          9,068,000       7,879,000
Head)
Beaufort Gazette                    10,600        10,500          4,389,000       3,610,000
Nondaily newspapers                 43,100             -         16,839,000       5,685,000

(1)  Based on calendar year average paid circulation.
(2)  North Carolina newspaper revenues since August 1, 1995.

     The Carolinas newspapers produced 24.6% of total Company revenues in 1996 versus 13.6% in 1995.

The News & Observer

     The News & Observer, the Company's second largest newspaper, is a morning daily serving North Carolina's state capital, Raleigh, and the thriving Research Triangle which includes Raleigh, Durham and Chapel Hill, North Carolina.

     The News & Observer's average paid circulation in 1996 increased approximately 2.0% daily and 2.3% Sunday over calendar year 1995. As of December 31, 1996 approximately 84.0% of the daily and 74.0% of the Sunday circulation was home delivered.

     The News & Observer's advertising linage for the year ended December 31, 1996 and the five months ended December 31, 1995 is set forth in the following table.

                                                              1996        1995
                                                              ----        ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                1,868         762
     Part Run                                                   95          51
     Total Market Coverage                                       8           4

     On a pro forma basis (including seven months in 1995 when McClatchy did not own N&O), The News & Observer's revenues for 1996 increased 10.0% over 1995.

The Herald

     The Herald is a morning newspaper serving Rock Hill and surrounding communities in York County, South Carolina. Rock Hill is a community approximately 25 miles southwest of Charlotte, North Carolina. In 1996 The Herald's average paid circulation decreased 1.0% daily and Sunday from 1995.

     The Herald's main competitor is a zoned edition of the Charlotte Observer, whose circulation in The Herald's primary circulation area is estimated to be approximately a third of The Herald's circulation. As of December 31, 1996, approximately 81.0% of the daily and 78.0% of the Sunday circulation was home delivered.

     Advertising linage for the years ended December 31, 1996 and 1995 were as follows:

                                                              1996        1995
                                                              ----        ----
Advertising Linage (in thousands of six-column inches):
     Full Run                                                  910         843
     Total Market Coverage                                      58          58

     Net revenues of The Herald increased 5.1% over 1995.

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

     Each of the newspapers added a Saturday edition in September 1995 making them seven-day-a-week publications. The average paid circulation increased 0.8% daily and 0.7% Sunday at The Island Packet and declined 0.1% daily and 2.4% Sunday at The Gazette.

As of December 31, 1996, approximately 62.0% of the daily and 51.0% of the Sunday circulation of The Packet was home delivered. Comparable amounts for The Gazette 72.0% daily and 74.0% Sunday.

     Advertising linage for the years ended December 31, 1996 and 1995 for the newspapers were:

                                                               1996       1995
                                                               ----       ----
Advertising Linage (in thousands of six-column inches):
     Packet Full Run                                            716        679
     Packet Part Run                                             21          -
     Packet Total Market Coverage                                 2          6
     Gazette Full Run                                           409        407
     Gazette Total Market Coverage                               57         53

     Net revenues of The Packet increased 15.1% over 1995, while The Gazette's net revenues were up 21.6%.

Carolinas Nondaily Newspapers

     The South Carolina nondaily newspapers include the Clover Herald, the Yorkville Enquirer and the Lake Wylie Magazine and serve small communities in Chester and York counties. Net revenues for these newspapers were $662,000, up 6.6% from 1995.

     The North Carolina nondailies are newspapers that serve small communities generally surrounding Raleigh. They are (circulation in parenthesis): Chapel Hill News (21,000 primarily free distribution), Cary News (11,900), Zebulon Record (3,200), Gold Leaf Farmer (3,700), Mount Olive Tribune (3,800) and Smithfield Herald (14,700). N&O also publishes Business North Carolina, a monthly magazine distributed to approximately 24,000 homes throughout North Carolina. Total net revenues for these operations for the year ended December 31, 1996 were $16,177,000 and were $5,064,000 for the five months ended December 31, 1995.


OTHER OPERATIONS

     The Company continues to expand the distribution of preprinted advertising inserts and run-of-press advertising nationally under The Newspaper Network, Inc. The Newspaper Network has launched a national business of offering advertisers one-order, one-bill sales of advertising in newspapers throughout the country. The Company believes that this initiative is important for both McClatchy and the newspaper industry in competing with direct mail on a national basis.

     Legi-Tech is an online computer service which provides information to clients on legislative activity in the California legislature and in the United States Congress. Legi-Tech also provides the Sacramento Bee online to its customers and sells historical legislative information, as well as The Sacramento and Fresno Bees on CD-ROM.

     As a result of the Company's continued research and development of new technologies for its news and data, most of its larger papers are providing subscriber and advertiser services through various forms of electronic distribution. Six of the Company's largest newspapers are available online through the World Wide Web. The Company's online services were expanded greatly with the purchase of N&O's Nando, an online publishing operation. In addition to business, sports, national and international news and other information, Nando includes The News & Observer's and The Sacramento Bee's classified advertising listings. As Nando continues to evolve, it has also become a technology and content partner with other McClatchy newspapers' internet sites.

     McClatchy Printing Company, located in Clovis, California and Benson Printing, located in Benson, N.C. are commercial printers. They print various commercial products and preprinted advertisements for third party customers and also print television guides for some of the Company's newspapers.

     Revenues for these operations were $16,271,000, up 27.1% over 1995, and were up 9.5% excluding new operations added in the acquisition of N&O. Revenues from these ventures represent 2.6% of total revenues in 1996 and 2.4% in 1995.

Raw Materials

     In 1996 the Company consumed approximately 165,000 metric tons of newsprint (33,000 from N&O) compared to 149,000 metric tons in 1995 (13,000 from N&O). The Company currently obtains its supply of newsprint from a number of suppliers under long-term contracts.

     Newsprint and supplement expense accounted for approximately 20.9% of operating expenses in 1996 compared to 21.9% in 1995. Management believes its newsprint sources of supply under existing arrangements are adequate for its anticipated needs. A world-wide imbalance between newsprint supply and demand caused significant fluctuations in newsprint prices in 1994, 1995 and 1996. Significant increases in the price of newsprint would adversely affect the operating results of the Company to the extent that it was not offset by advertising and circulation volume and/or rate increases. However, the Company expects average newsprint prices in 1997 to remain below 1996 levels.

     The Company, through a wholly-owned subsidiary, Newsprint Ventures, Inc. and four other publishers and a Canadian newsprint manufacturer are partners in Ponderay Newsprint Company, a general partnership which owns and operates a newsprint mill located sixty miles northeast of Spokane, Washington. The mill became operational in late 1989 and has a production capacity in excess of 225,000 metric tons annually. The publisher partners have committed to take 126,000 metric tons of this anticipated production on a "take-if-tendered" basis with the balance to be sold on the open market. The Company's annual commitment is 28,400 metric tons. The Company negotiated to purchase an additional 10,000 metric tons in 1996 and 8,000 in 1997 from the mill. See Part II, Items 7 and 8 for further discussion of the impact of this investment on the Company's business.

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

Employees - Labor

     As of December 31, 1996, the Company had 7,590 full and part-time employees, of whom approximately 9.0% were represented by unions.

     In 1996, The Fresno Bee and The Modesto Bee signed two-year and eighteen-month contracts, respectively, with certain unions, leaving no open labor negotiations at these newspapers.

     Following the expiration of contracts with certain unions at The Sacramento Bee, negotiations between the newspaper and the affected unions (which represent approximately 15.5% of The Sacramento Bee's employees) reached an impasse. In early 1987, final offers were "posted" to the unions at The Sacramento Bee. It is under these posted conditions that such union employees have been working. Negotiations with the unions are ongoing.

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

ITEM 2.  PROPERTIES

The corporate headquarters of the Company are located at 2100 "Q" Street, Sacramento, California. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1996, are set forth below. Facilities at the four California newspapers that were sold in February 1997 are excluded from this table.

                                                         Approximate Area
                                                           in Square Feet
                                                      --------------------------
                                                       Owned            Leased
                                                       -----            ------
Printing plants, business and editorial
offices and warehouse space located in:
 Sacramento, California                               685,914            22,327
 Fresno, California                                   406,000            14,783
 Tacoma, Washington                                   319,599             5,544
 Raleigh, North Carolina                              252,700            45,496
 Modesto, California                                  163,166            19,574
 Anchorage, Alaska                                    143,526
 Garner, North Carolina                               131,500
 Kennewick, Washington                                 98,081
 Rock Hill, South Carolina                             49,000
 Clovis, California                                    27,100             9,900
 Beaufort, South Carolina                              16,500               450
 Mount Olive, North Carolina                           13,200
 Smithfield, North Carolina                            11,149
 Benson, North Carolina                                10,700
 Chapel Hill, North Carolina                           10,504             3,139
 Hilton Head, South Carolina                            9,700
 Puyallup, Washington                                   6,500             1,606
 Durham, North Carolina                                                  12,250
 Cary, North Carolina                                                    11,400
 Gig Harbor, Washington                                                   9,000
 Federal Way, Washington                                                  4,420
 York, South Carolina                                                     3,694
 Other--principally northern California                 2,800           161,463

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     McClatchy Newspapers, Inc. Class A Common Stock is listed on the New York Stock Exchange (NYSE symbol-MNI). Class A Stock is also traded on the Midwest Stock Exchange and the Pacific Stock Exchange. The Company's Class B Stock is not publicly traded. The following table lists dividends paid on Common Stock and the prices of the Company's Class A Common Stock as reported by these exchanges for 1996 and 1995:

                                   1996                                1995
                       -------------------------------     --------------------------------
                        High       Low       Dividends      High        Low       Dividends
                       ------     ------     ---------     ------      ------     ---------
1st Quarter            $19.70     $17.40       $.076       $19.30      $16.90       $.076
2nd Quarter            $22.10     $18.60       $.076       $18.90      $17.50       $.076
3rd Quarter            $22.80     $19.50       $.076       $18.60      $17.20       $.076
4th Quarter            $28.10     $21.90       $.095       $18.60      $15.30       $.076

The high and low sales prices and dividends per share have been adjusted for 1996 and 1995 to reflect the impact of a five-for-four split declared by the Company's Board of Directors on December 4, 1996, paid on January 2, 1997.

     The Company's Board of Directors does not anticipate reducing the present level of quarterly dividend payments. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition and requirements, and other factors considered relevant by the Board.

     The number of record holders of Class A and Class B Common Stock at March 17, 1997 was 1,430 and 27, respectively.

ITEM 6.  SELECTED FINANCIAL DATA


                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)


                                                           1996            1995            1994           1993            1992
                                                           ----            ----            ----           ----            ----
CONSOLIDATED INCOME STATEMENT DATA:

Revenues - net:
     Advertising                                      $   484,460     $   418,841     $   368,068    $   350,046     $   345,574
     Circulation                                          108,317          95,248          85,017         83,729          80,318
     Other                                                 31,456          26,790          18,333         15,340          14,355
                                                      -----------     -----------     -----------    -----------     -----------
          Total                                           624,233         540,879         471,418        449,115         440,247

Operating expenses:
     Depreciation and amortization                         52,954          44,000          38,140         35,583          33,560
     Other costs and expenses                             486,044         434,505         361,410        348,428         344,764
                                                      -----------     -----------     -----------    -----------     -----------
          Total                                           538,998         478,505         399,550        384,011         378,324
                                                      -----------     -----------     -----------    -----------     -----------

Operating income                                           85,235          62,374          71,868         65,104          61,923
Partnership (income) losses                                (3,024)            630           5,469          6,171           6,674
Other nonoperating expenses (income)                       10,344           2,729          (3,166)            17             991
                                                      -----------     -----------     -----------    -----------     -----------
Income before income tax provision and
accounting changes                                         77,915          59,015          69,565         58,916          54,258
Income tax provision                                       33,422          25,397          22,920         27,118          24,087
                                                      -----------     -----------     -----------    -----------     -----------
Income before effect of accounting changes                 44,493          33,618          46,645         31,798          30,171
Effect of accounting changes                                                                                                (341)
                                                      -----------     -----------     -----------    -----------     -----------
Net income                                            $    44,493     $    33,618     $    46,645    $    31,798     $    29,830
                                                      ===========     ===========     ===========    ===========     ===========
Earnings per common share:
     Income before effect of accounting changes       $      1.18     $      0.90     $      1.26    $      0.88     $      0.84
     Effect of accounting changes                                                                                          (0.01)
                                                      -----------     -----------     -----------    -----------     -----------
     Net income                                       $      1.18     $      0.90     $      1.26    $      0.88     $      0.83
                                                      ===========     ===========     ===========    ===========     ===========

Dividends per common share                            $     0.323     $     0.304     $     0.264    $     0.216     $     0.172
                                                      ===========     ===========     ===========    ===========     ===========

CONSOLIDATED BALANCE SHEET DATA:

     Total assets                                     $   875,666     $   892,958     $   586,637    $   525,163     $   491,151
     Long-term bank debt                                  190,000         243,000               -              -          10,164
     Stockholders' equity                                 503,114         465,694         442,220        383,523         358,299

All per share amounts have been adjusted for a five-for-four stock split paid on January 2, 1997. Results for 1996 include a pre-tax gain of $2.8 million on the sale of a newspaper and other business operations. Results for 1995 include a $2.7 million pre-tax charge related to early retirement programs while
1994 includes a $6.0 million favorable adjustment (included in the income tax provision) related to the resolution of income tax audits. Results for 1992 include a $2.6 million pre-tax charge related to an early retirement program.
This summary should be read in conjunction with the consolidated financial statements and notes thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Recent Events and Trends

     On December 4, 1996 the Company declared a five-for-four stock split in the form of a 25% stock dividend which was paid on January 2, 1997. All outstanding shares and per share amounts have been restated in this discussion to reflect the stock dividend.

     In October 1996, the Company announced that it had entered into agreements in principle to sell five community newspapers. In December, the Company completed the sale of the Ellensburg Daily Record and recorded a pre-tax gain of $3.2 million in other nonoperating (expenses) income. The sale of the remaining four newspapers was completed in the first quarter of 1997 and the Company expects to record a nonrecurring gain which will be material to its 1997 annual results.

     On August 1, 1995 the Company purchased The News and Observer Publishing Company (N&O) (see note 2 to the consolidated financial statements). N&O publishes The News and Observer (Raleigh, N.C.) newspaper, seven other non-daily publications in North Carolina and Nando, an online publishing company. The N&O newspaper has a daily circulation of approximately 157,000 and 205,000 on Sunday. The results of N&O have been included in the Company's consolidated results beginning on August 1, 1995. Cash and investments together with bank borrowings were used to consummate the purchase of N&O. As a result, investment income is not expected to be significant over the next few years.

     Newsprint prices fluctuated substantially during 1995 and 1996, reaching all-time highs in early 1996. Prices began declining during the second quarter of 1996 and are now below 1995 levels. During the period of increasing prices, the Company increased its inventory levels to minimize the effect of expected further increases. As prices began to decline in 1996, the Company began reducing its inventory levels in anticipation of further price decreases. Accordingly, the Company's LIFO reserve in 1996 has declined $4.2 million. Management expects average newsprint prices in 1997 to be below 1996 average prices which should positively impact operating income for the year.

Results of Operations

1996 COMPARED TO 1995

     Net income was $44.5 million, or $1.18 per share, and included a net-after-tax gain of $1.6 million on the sale of the Ellensburg Daily Record and various other non-newspaper business operations. Net income in 1995 was $33.6 million, or $0.90 per share, and included an after-tax charge of $1.5 million for the cost of early retirement programs at The Sacramento Bee and The (Tacoma) News Tribune.

     The earnings improvement in 1996 is largely due to strong revenue growth at the Company's Carolinas newspapers, declining newsprint prices and cost controls throughout the Company.

Operating Revenues by Region (in thousands):

                                             1996                 1995           % Change
                                        --------------      ---------------     ---------

     California newspapers              $      310,719      $       314,293         (1.1)%
     Northwest newspapers                      143,569              140,839          1.9 %
     Carolinas newspapers                      153,674               72,944          NM
     Non-newspaper operations                   16,271               12,803         27.1 %
                                        --------------      ---------------

                                        $      624,233      $       540,879          NM
                                        ==============      ===============

     NM - Not meaningful due to N&O acquisition on August 1, 1995.

     Revenues at the Company's California newspapers declined $3.6 million, with advertising revenues down $4.3 million, offset partially by a $1.0 million gain in circulation revenues. Advertising revenues declined primarily due to a lackluster retail advertising climate at the Company's three Bee newspapers located in Sacramento, Fresno and Modesto. These newspapers were also affected by the consolidation of Macy's and Weinstocks department stores, previously their two largest advertisers. Full run "run-of-press" (ROP) advertising linage, which is found in the body of the newspaper and is the largest contributor to advertising revenues, was down 5.6% at the three Bee newspapers. This decline was partially offset by rate increases implemented in the first quarter of 1996.

     The Company's Northwestern newspapers, located in the states of Alaska and Washington, contributed 23.0% of its net revenues and posted a $2.7 million increase over 1995. Advertising revenues increased $3.0 million, largely from gains at the Anchorage Daily News where advertising revenues increased $2.8 million. Full run ROP advertising linage declined 2.8% at the three larger daily newspapers in the region. Circulation revenues increased $306,000, while other revenues declined $538,000. The decline in other revenues was primarily attributable to a decline in commercial printing at the Anchorage Daily News.

     Revenues at the Company's Carolina newspapers increased $80.7 million. Revenues from The News & Observer and its sister non-daily newspapers were up $78.2 million from inclusion of a full twelve months in 1996 versus five months (August through December) in 1995. On a pro forma basis, i.e. including the seven months prior to the Company's acquisition of N&O, revenues were up approximately 10.0%. Meanwhile, revenues at the Company's South Carolina newspapers were up 11.2% with strong growth in both advertising and circulation revenues. Full run ROP advertising linage was up 9.7% at the South Carolina dailies.

     Revenues from non-newspaper operations increased $3.5 million. These operations include McClatchy Printing Company, Benson Printing Company, Legi-Tech, The Newspaper Network and N&O's New Media Division (primarily Nando, the Company's online publishing company).

Operating Expenses:

     Operating expenses increased 12.6%, due primarily to including a full year of N&O expenses in 1996 versus only five months in 1995. Compensation costs were up 12.3%, but after excluding N&O expenses from both periods and the early retirement charges from 1995, compensation expenses declined 0.7%. Excluding N&O costs from both periods, newsprint and supplement costs declined 11.4%, owing to falling newsprint prices in the second half of 1996. All other operating expenses, including depreciation and amortization, and excluding N&O from both periods, increased only 0.7%, reflecting ongoing cost controls in place throughout the Company.

Non-Operating Income (Expenses) - Net:

     The Company incurred $13.3 million in interest expense in 1996 on debt incurred in 1995 to complete the N&O acquisition (see notes 2 and 3 to the consolidated financial statements). In 1995 the Company earned $3.9 million in investment income through July 31 and incurred $7.0 million in interest expense from August through year-end.

     The Company's share of income in 1996 from its investment in the Ponderay Newsprint Mill (Ponderay) totaled $3.0 million versus a loss of $630,000 in 1995. Also included in nonoperating income (expense) is a net pre-tax gain of $2.8 million related to the sale of the Ellensburg Daily Record and various small business operations.

     The Company's effective tax rate was 42.9% in 1996 versus 43.0% in 1995. See note 4 to the consolidated financial statements for a discussion of taxes.

1995 COMPARED TO 1994

     Net income was $33.6 million, or $0.90 per share, and included a pre-tax charge of $2.7 million (four cents per share after-tax) for the cost of early retirement programs at The Sacramento Bee and The (Tacoma) News Tribune. Net income in 1994 was $46.6 million, or $1.26 per share, and included a $6.0 million or 16 cents per share favorable adjustment related to the resolution of tax matters. Earnings were lowered by the impact of continued newsprint price increases (three in 1995), financing costs of the N&O acquisition and a sluggish economy in Northern California, home to the Company's three Bee newspapers.

Operating Revenues by Region (in thousands)*:

                                             1995                 1994         % Change
                                        --------------      ---------------    --------

      California newspapers             $      314,293      $       309,659        1.5%
      Northwest newspapers                     140,839              133,084        5.8%
      Carolinas newspapers                      72,944               20,803        NM
      Non-newspaper operations                  12,803                7,872        62.6%
                                        --------------      ---------------

                                        $      540,879      $       471,418        NM
                                        ==============      ===============

     NM - Not meaningful due to N&O acquisition on August 1, 1995.

     * Amounts have been reclassified to report revenue consistent with 1996 classifications.

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

     Revenues in the Carolinas newspapers increased $52.1 million reflecting $50.0 million from the newly purchased News & Observer in Raleigh, North Carolina and its six non-daily sister newspapers; and a $2.1 million or 10.2% increase in revenues at the Company's South Carolina newspapers. The increase in the South Carolina newspapers' revenues reflect strong growth in both advertising and circulation volumes, along with advertising rate increases in January 1995 at The (Rock Hill) Herald and Beaufort Gazette and in July 1995 at The (Hilton Head) Island Packet.

     The Company's non-newspaper operations, consisting of McClatchy Printing Company, Benson Printing Company, Legi-Tech, The Newspaper Network and N&O's New Media Division (primarily the Nando.net online service), contributed $4.9 million in additional revenues.

Operating Expenses:

     Operating expenses increased 19.8%, primarily from the addition of N&O in August 1995, the addition of The Peninsula Gateway in June 1995, escalation of newsprint prices and the early retirement charges of $2.7 million. Compensation costs increased 11.4%, primarily reflecting the addition of N&O. Excluding N&O and the $2.7 million for early retirement programs, compensation increased only 0.5%.

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

Non-Operating Income (Expense) - Net:

     Non-operating items reflect an increase in net interest costs of $6.3 million, as debt was incurred and excess cash was used to complete the N&O acquisition. The Company's share of losses from its newsprint mill investment declined $4.8 million as the mill benefited from higher newsprint prices.

     The Company's effective tax rate in 1995 was 43.0% versus 32.9% in 1994. Higher non-deductible expenses (principally amortization) due to the N&O acquisition in 1995 and the favorable tax settlements in 1994 account for most of the difference. See note 4 to the consolidated financial statements.

Liquidity and Capital Resources

     The Company's cash and cash equivalents were $5.9 million at December 31, 1996 versus $3.3 million at the end of 1995. See notes 2 and 3 to the financial statements for a discussion of the impact of the acquisition of N&O on the Company's liquidity and capital resources.

     The Company generated $99.6 million of cash from operating activities in 1996 and has generated an aggregate of $262.9 million over the last three years. The major uses of cash over the three year period have been to consummate the N&O acquisition, to purchase property, plant and equipment, to invest in interest bearing securities and to repay debt. Cash has also been used to fund its Ponderay newsprint mill investment and to pay dividends. See the Company's Statement of Cash Flows included in the index at Item 8.

     A total of $31.7 million was expended in 1996 for capital projects and equipment to improve productivity and keep pace with growth. Capital expenditures over the last three years have totaled $101.2 million and planned expenditures in 1997 are estimated to be approximately $26 million.

     See notes 1 and 8 to the consolidated financial statements for a discussion of the Company's commitments to Ponderay.

     The Company had $120.0 million of available credit under its current bank credit agreement at December 31, 1996. Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.


Forward Looking Information

     The preceding management discussion contains estimates and other forward-looking statements covering subjects related to financial operating results. These forward-looking statements, and any other statements going beyond historical facts that McClatchy management has discussed, are subject to risks and uncertainties that could cause actual results to differ. These include increases in newsprint prices and/or printing and distribution costs over anticipated levels, competition from other forms of media in the Company's principal markets, increased consolidation among major retailers in the Company's newspaper markets or other events depressing the level of advertising, an economic downturn in the local economies of California's Central Valley, Washington state, Alaska or the Carolinas, or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                  Page
                                                                  ----
Report of Deloitte & Touche LLP                                    22
Consolidated Statement of Income                                   23
Consolidated Balance Sheet                                         24
Consolidated Statement of Cash Flows                               26
Consolidated Statement of Stockholders' Equity                     27
Notes to Consolidated Financial Statements                         28
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts                 50

All other schedules are omitted as not applicable under the rules of Regulation S-X.

                          INDEPENDENT AUDITOR'S REPORT

McClatchy Newspapers, Inc.:

     We have audited the accompanying consolidated balance sheets of McClatchy Newspapers, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McClatchy Newspapers, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Deloitte & Touche LLP


Deloitte & Touche LLP
Sacramento, California
February 6, 1997

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share amounts)
                                                                 Year Ended December 31,
                                              -------------------------------------------------------
                                                    1996                1995                1994
                                              ----------------    ---------------     ---------------

REVENUES - NET
     Newspapers:
         Advertising                          $        484,460    $       418,841     $       368,068
         Circulation                                   108,317             95,248              85,017
         Other                                          15,185             13,987              10,461
                                              ----------------    ---------------     ---------------
                                                       607,962            528,076             463,546
     Non-newspapers                                     16,271             12,803               7,872
                                              ----------------    ---------------     ---------------
                                                       624,233            540,879             471,418

OPERATING EXPENSES
     Compensation                                      253,327            225,505             202,368
     Newsprint and supplements                         112,716            104,587              67,505
     Depreciation and amortization                      52,954             44,000              38,140
     Other operating expenses                          120,001            104,413              91,537
                                              ----------------    ---------------     ---------------
                                                       538,998            478,505             399,550
                                              ----------------    ---------------     ---------------

OPERATING INCOME                                        85,235             62,374              71,868

NONOPERATING (EXPENSES) INCOME
     Interest expense                                  (13,321)            (7,014)                (33)
     Investment income                                     102              3,925               3,247
     Partnership income (losses)                         3,024               (630)             (5,469)
     Gain on sale of newspaper
         and other business operations                   2,840                  -                   -
     Other - net                                            35                360                 (48)
                                              ----------------    ---------------     ---------------
                                                        (7,320)            (3,359)             (2,303)
                                              ----------------    ---------------     ---------------
INCOME BEFORE INCOME
     TAX PROVISION                                      77,915             59,015              69,565

INCOME TAX PROVISION                                    33,422             25,397              22,920
                                              ----------------    ---------------     ---------------

NET INCOME                                    $         44,493             33,618              46,645
                                              ================    ===============     ===============

NET INCOME PER COMMON SHARE                   $           1.18    $          0.90     $          1.26
                                              ================    ===============     ===============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES                                      37,812             37,529              36,979

                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)
                                                                 December 31,
                                                   -----------------------------------
                                                         1996                1995
                                                   ---------------     ---------------
ASSETS

CURRENT ASSETS
     Cash                                          $         5,877     $         3,252
     Trade receivables (less allowances of
         $2,440 in 1996 and $2,327 in 1995)                 81,791              69,451
     Other receivables                                       1,911               2,251
     Newsprint, ink and other inventories                    8,015              13,703
     Deferred income taxes                                  10,223               9,840
     Other current assets                                    3,193               4,737
                                                   ---------------     ---------------
                                                           111,010             103,234


PROPERTY, PLANT AND EQUIPMENT
     Buildings and improvements                            157,741             141,908
     Equipment                                             369,346             347,651
                                                   ---------------     ---------------
                                                           527,087             489,559

     Less accumulated depreciation                        (226,420)           (203,214)
                                                   ---------------     ---------------
                                                           300,667             286,345

     Land                                                   32,591              30,920
     Construction in progress                                8,532              31,110
                                                   ---------------     ---------------
                                                           341,790             348,375

INTANGIBLES - NET                                          411,393             429,390

NEWSPRINT MILL INVESTMENT                                    8,989               5,965

OTHER ASSETS                                                 2,484               5,994
                                                   ---------------     ---------------

TOTAL ASSETS                                       $       875,666     $       892,958
                                                   ===============     ===============

                 See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31,
                                                             -----------------------------------
                                                                   1996                1995
                                                             ---------------     ---------------

CURRENT LIABILITIES
     Current portion of long-term bank debt                  $             -     $        10,000
     Accounts payable                                                 22,806              20,152
     Accrued compensation                                             33,567              33,222
     Income taxes                                                      4,737                   -
     Unearned revenue                                                 18,103              17,566
     Carrier deposits                                                  4,149               4,298
     Other accrued liabilities                                         8,998               9,248
                                                             ---------------     ---------------
                                                                      92,360              94,486

LONG-TERM BANK DEBT                                                  190,000             243,000

OTHER LONG-TERM OBLIGATIONS                                           29,814              28,135

DEFERRED INCOME TAXES                                                 60,378              61,643

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY Common stock, $.01 par value:
         Class A - authorized 50,000,000 shares,
         issued 8,946,651 in 1996 and
         8,562,894 in 1995                                                89                  85
         Class B - authorized 30,000,000 shares,
         issued 28,842,287 in 1996 and
         28,914,168 in 1995                                              288                 289
     Additional paid-in capital                                       67,534              62,447
     Retained earnings                                               435,574             403,244
     Treasury stock, 25,000 Class A shares                              (371)               (371)
                                                             ---------------     ---------------
                                                                     503,114             465,694
                                                             ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       875,666     $       892,958
                                                             ===============     ===============

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
                                                                          Year Ended December 31,
                                                       -------------------------------------------------------
                                                             1996                1995                1994
                                                       ----------------    ---------------     ---------------
CASH FLOW FROM
     OPERATING ACTIVITIES:
     Net income                                        $         44,493    $        33,618     $        46,645
     Reconciliation to net cash provided:
        Depreciation and amortization                            53,110             44,146              38,294
        Deferred income taxes                                    (1,648)             7,079             (15,435)
        Partnership (income) losses                              (3,024)               630               5,469
        Gain on sale of newspaper
           and other business operations                         (2,840)                 -                   -
        Changes in certain assets
           and liabilities - net                                  8,880            (17,931)             19,118
        Other                                                       585              1,637                  84
                                                       ----------------    ---------------     ---------------
           Net cash provided by
           operating activities                                  99,556             69,179              94,175

CASH FLOW FROM INVESTING
     ACTIVITIES:
     Maturities of investments held to maturity                       -             29,789              26,302
     Proceeds from investments available for sale                     -             20,539                   -
     Purchases of investments held to maturity                        -             (5,940)            (50,151)
     Purchases of investments available for sale                      -             (3,637)            (16,902)
     Purchases of property, plant and equipment                 (31,737)           (34,988)            (34,437)
     Investment in newsprint mill partnership                         -             (2,484)             (5,603)
     Acquisition of newspaper and other operations               (1,844)          (241,442)                  -
     Sale of newspaper and other business operations              6,808                  -                   -
     Other - net                                                    (85)                 -                 812
                                                       ----------------    ---------------     ---------------
        Net cash used by
        investing activities                                    (26,858)          (238,163)            (79,979)

CASH FLOW FROM
     FINANCING ACTIVITIES:
     Net proceeds from public offering                                -                  -              20,001
     Proceeds from long-term debt                                     -            243,000                   -
     Repayment of long-term debt                                (63,000)          (129,194)                  -
     Payment of cash dividends                                  (12,163)           (11,376)             (9,776)
     Other - principally stock issuances                          5,090              1,232               1,827
                                                       ----------------    ---------------     ---------------
        Net cash (used) provided by
        financing activities                                    (70,073)           103,662              12,052
                                                       -----------------   ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           2,625            (65,322)             26,248

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      3,252             68,574              42,326
                                                       ----------------    ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $          5,877    $         3,252     $        68,574
                                                       ================    ===============     ===============

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

                                                     Par Value         Additional                   Treasury
                                                ------------------      Paid-In       Retained       Stock
                                                Class A    Class B      Capital       Earnings       At Cost         Total
                                                -------    -------      -------       --------       -------         -----
BALANCES, DECEMBER 31, 1993                      $  63     $  297      $  39,401      $ 344,133      $  (371)     $  383,523
     Net income                                                                          46,645                       46,645
     Dividends paid ($.264 per share)                                                    (9,776)                      (9,776)
     Conversion of 596,250 Class B
         shares to Class A                           6        (6)
     Issuance of 1,195,312 Class A
         shares to public                           12                    19,989                                      20,001
     Issuance of 130,403 Class A
         shares under employee stock plans           1                     1,826                                       1,827
                                                 -----     ------      ---------      ---------      -------      ----------

BALANCES, DECEMBER 31, 1994                         82        291         61,216        381,002         (371)        442,220
     Net income                                                                          33,618                       33,618
     Dividends paid ($.304 per share)                                                   (11,376)                     (11,376)
     Conversion of 181,819 Class B
         shares to Class A                           2        (2)
     Issuance of 83,548 Class A
         shares under employee stock plans           1                     1,231                                       1,232
                                                 -----     ------      ---------      ---------      -------      ----------

BALANCES, DECEMBER 31, 1995                         85        289         62,447        403,244         (371)        465,694
     Net income                                                                          44,493                       44,493
     Dividends paid ($.323 per share)                                                   (12,163)                     (12,163)
     Conversion of 71,875 Class B
         shares to Class A                           1        (1)
     Issuance of 307,376 Class A
         shares under employee stock plans           3                     4,453                                       4,456
     Tax benefit from stock plans                                            634                                         634
                                                 -----     ------      ---------      ---------      -------      ----------

BALANCES, DECEMBER 31, 1996                      $  89     $  288      $  67,534      $ 435,574      $  (371)     $  503,114
                                                 =====     ======      =========      =========      =======      ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

     McClatchy Newspapers, Inc. and its subsidiaries are engaged primarily in the publication of newspapers located in California, the Northwest (Washington and Alaska) and the Carolinas.

     The consolidated financial statements include the Company and its subsidiaries. Significant intercompany items and transactions are eliminated. All share and per share amounts have been adjusted to reflect a five-for-four stock split. See note 9. Certain amounts have been reclassified to conform to the 1996 presentation. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition - Advertising revenues are recorded when advertisements are placed in the newspaper and circulation revenues are recorded as newspapers are delivered over the subscription term. Unearned revenues represent prepaid circulation subscriptions.

     Cash equivalents are highly liquid debt investments with maturities of three months or less when acquired.

     Investments - All of the Company's investments were liquidated in 1995. Costs for investment securities sold were determined by specific identification. No gains or losses were realized in 1995 or 1994.

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

     Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $3,246,000 at December 31, 1996 and $7,426,000 at December 31, 1995.

     Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS guarantees certain bank debt used to construct the mill (see note 8) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid. The Company satisfies this obligation by direct purchase (1996: $20,714,000, 1995: $18,414,000, and 1994:
$13,083,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 8,000 metric tons from Ponderay in 1997.

     Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. Such interest aggregated $536,000 in 1996, $708,000 in 1995 and none in 1994.

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

     Stock-based compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

     Deferred income taxes result from temporary differences between amounts of assets and liabilities reported for financial and income tax reporting purposes. See note 4.

     Earnings per share are based upon the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options). All share and per share amounts have been adjusted to reflect a five-for-four stock split. See note 9.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  ACQUISITION

     On August 1, 1995, the Company purchased The News and Observer Publishing Company (N&O) for which it paid $247,000,000 in cash for all the outstanding common stock of N&O and assumed $117,000,000 of pre-existing N&O funded debt. An additional $10,000,000 was paid upon the resolution of certain contingencies (N&O holdback). The cash portion of the purchase price was financed with $138,000,000 in new long-term bank debt and $109,000,000 from existing Company cash and investments. The Company refinanced the N&O funded debt and recorded a prepayment penalty of $12,194,000 as part of N&O acquisition costs. See note 3 for discussion of the Company's long-term debt.

     N&O publishes The News & Observer newspaper in Raleigh, N.C., seven other non-daily publications in North Carolina and the Nando.net online service. The News & Observer had a daily circulation of about 154,000 and 200,000 Sunday at August 1, 1995.

     The acquisition was accounted for as a purchase, and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. Assets of N&O included approximately $1,500,000 of working capital, $72,600,000 of property, plant and equipment and $323,100,000 of intangible assets. Intangible assets include approximately $299,100,000 of goodwill which is being amortized over a 40-year period. In addition to the $117,000,000 of N&O long-term debt, the Company assumed deferred income tax and other liabilities totaling $11,500,000.

     The N&O operations have been included in the Company's consolidated results beginning on August 1, 1995. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries as though the acquisition had taken place on January 1, 1995 and 1994 (in thousands, except per share amounts):

                                        1995              1994
                                    ----------        ----------
Revenues                            $  608,272        $  578,573
Net income                              26,445            40,285
Earnings per common shares               $0.70             $1.09

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  LONG-TERM BANK DEBT AND
         OTHER LONG-TERM OBLIGATIONS

     At December 31, 1996 and 1995 long-term bank debt consists of (in thousands):

                                              1996                    1995
                                        ----------------        ---------------
Bank credit agreement                   $        190,000        $       243,000
N&O holdback payable                                   -                 10,000
                                        ----------------        ---------------
                                                 190,000                253,000
     Less current portion                              -                 10,000
                                        ----------------        ---------------
       Total long-term bank debt        $        190,000        $       243,000
                                        ================        ===============

     In addition, the Company also has an outstanding letter of credit for $4,309,000 securing estimated obligations from workers' compensation claims.

     On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. In connection with the August 1, 1995 acquisition of N&O, the Company drew down $138,000,000 of borrowings and the bank issued a $10,000,000 letter of credit on behalf of the Company to support the acquisition holdback (see note 2). The N&O holdback was paid in August 1996.

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

     Under the Credit Agreement, interest only is payable through July 1, 2000. A total of $20,000,000 of principal is due on July 1, 2002 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On December 31, 1996, the interest rate applicable to the amounts drawn ranged from 5.4% to 7.1%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at December 31, 1996.

     At December 31, 1996 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998. The Company makes payments under the Credit Agreement and receives or makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  LONG-TERM BANK DEBT AND
         OTHER LONG-TERM OBLIGATIONS (cont.)

     Other long-term obligations consist of (in thousands):

                                                                  December 31,
                                                  ------------------------------------------
                                                        1996                      1995
                                                  ----------------           ---------------
    Pension obligations                           $         17,272           $        11,209
    Postretirement benefit obligations                       9,058                     9,386
    Deferred compensation and other                          3,484                     7,540
                                                  ----------------           ---------------
         Total long-term obligations              $         29,814           $        28,135
                                                  ================           ===============


NOTE 4.  INCOME TAX PROVISIONS

     Income tax provisions consist of (in thousands):

                                                           Year Ended December 31,
                                                     1996           1995            1994
                                                 -----------    -----------     ------------
     Current:
          Federal                                $    31,449    $    15,870     $     32,328
          State                                        3,621          2,448            6,027
     Deferred:
          Federal                                     (4,379)         6,332          (15,279)
          State                                        2,731            747             (156)
                                                 -----------    -----------     ------------
              Income tax provision               $    33,422    $    25,397     $     22,920
                                                 ===========    ===========     ============

     The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                                           Year Ended December 31,
                                                     1996            1995           1994
                                                   ------         -------         ------
         Statutory rate                                35%             35%            35%
         State taxes, net of federal benefit            5               4              5
         Amortization of intangibles                    4               4              2
         Resolution of tax audits                       -               -             (9)
         Other                                         (1)              -              -
                                                   ------         -------         ------
              Effective rate                           43%             43%            33%
                                                   ======         =======         ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The components of deferred tax liabilities (benefits) recorded in the Company's Consolidated Balance Sheet on December 31, 1996 and 1995 are (in thousands):

                                                         1996             1995
                                                   -------------      -----------
     Depreciation and amortization                 $      55,649      $    56,468
     Partnership losses                                    8,283            9,034
     State taxes                                           1,310              230
     Deferred compensation                               (16,540)         (14,843)
     Other                                                 1,453              914
                                                   -------------      -----------
          Deferred tax liability (net of
          $10,223 in 1996 and
          $9,840 in 1995 reported as
          current assets)                          $      50,155      $    51,803
                                                   =============      ===========


NOTE 5.   INTANGIBLES

     Intangibles consist of (in thousands):

                                                             December 31,
                                                   -----------------------------
                                                        1996             1995
                                                   ------------      -----------
     Identifiable intangible assets,
          primarily customer lists                 $    148,692      $   150,530
     Excess purchase prices over
          identifiable assets                           365,604          364,933
                                                   ------------      -----------
                                                        514,296          515,463
          Less accumulated amortization                 102,903           86,073
                                                   ------------      -----------
              Intangibles - net                         411,393          429,390
                                                   ============      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  EMPLOYEE BENEFITS

Early Retirement Charge:

     The Sacramento Bee and The (Tacoma) News Tribune made early retirement programs available to certain employees. Pre-tax charges of $2,318,000 and $390,000 were recorded in September 1995 and December 1995, respectively, for these programs.

Retirement Plans:

     The Company has two defined benefit pension plans (retirement plans) which together cover a majority of its employees including employees of the recently acquired N&O. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. Plan assets consist primarily of investments in marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.

     The Company also has three supplemental retirement plans to provide key employees (including N&O since 1995) with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under it are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation is included in other long-term obligations.

     The elements of pension costs are as follows (in thousands):

                                                           December 31,
                                            ----------------------------------------
                                                1996          1995           1994
                                            -----------    -----------    ----------

     Cost of benefits earned
          during the year                   $     7,451    $     6,031    $    6,430
     Interest on projected
          benefit obligation                      9,367          8,461         7,208
     Return on plan assets - (gain)             (17,843)       (20,897)          (77)
     Deferred (loss) gain -
          return on plan assets
          (less) greater than assumed             8,128         12,948        (7,071)
     Net amortization and other
          deferrals                                  (8)          (13)            15
                                            -----------    ----------     ----------
              Net pension cost              $     7,095    $     6,530    $    6,505
                                            ===========    ===========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The plans' funded status and amounts recognized in the Company's
Consolidated Balance Sheet at December 31, 1996 and 1995 are as follows (in thousands):

                                                             1996                         1995
                                                 ---------------------------   ---------------------------
                                                                Supplemental                  Supplemental
                                                  Retirement     Retirement     Retirement     Retirement
                                                    Plans          Plans          Plans          Plans
                                                 -----------     ----------    ------------    -=---------

Actuarial present value of:
     Vested benefit obligation                   $   102,825    $     7,237    $    103,450    $    7,062
                                                 ===========    ===========    ============    ==========
     Accumulated benefit obligation              $   108,216    $     7,283    $    106,742    $    7,181
                                                 ===========    ===========    ============    ==========
Plan assets at fair value                        $   131,371              -    $    118,091             -
Projected benefit obligation                         127,669    $     8,822         127,404    $    9,036
                                                 -----------     ----------    ------------     ---------
Plan assets over (under)
     projected benefit                                 3,702         (8,822)         (9,313)       (9,036)
Unrecognized losses (gains) net                      (16,597)        (1,145)            672          (164)
Unrecognized prior service cost                        1,920          1,600           2,281         1,806
Unrecognized net pension transition
     asset, amortized over 15 years                   (2,736)             -          (3,283)            -
Minimum liability                                          -              -               -          (298)
                                                 -----------    -----------    ------------    ----------
     Accrued pension obligation                  $   (13,711)   $    (8,367)   $     (9,643)   $   (7,692)
                                                 ===========    ===========    ============    ==========

     Assumptions used for valuing defined benefit obligations were:

                                                       December 31,
                                                    1996            1995
                                                 ---------       ---------

     Discount rate in determining
         benefit obligation                          7.50%           7.25%
     Expected long-term rate of
         return on assets                            9.00%           8.50%
     Rates of compensation increase              3.5%-5.0%       3.5%-5.0%

     The Company has two deferred Compensation and Investment Plans (401(k) plans) which enable qualified employees (including N&O since 1995) to voluntarily defer compensation. The Company's mandatory matching contributions to the 401(k) plans were $4,704,000 in 1996, $4,203,000 in 1995, and $3,838,000 in 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits:

     The Company also provides or subsidizes certain retiree health care and life insurance benefits. The elements of postretirement expenses are as follows
(in thousands):

                                                         December 31,
                                         ------------------------------------------
                                             1996            1995           1994
                                         ------------    -----------     ----------
     Service costs                       $         22    $       144     $      173
     Interest costs                               401            552            542
     Amortization                                (184)          (105)           (34)
                                         ------------    -----------     ----------
          Total postretirement
          benefits costs                 $        239    $       591     $      681
                                         ============    ===========     ==========

     The plan's funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1996 and 1995 are as follows (in thousands):

                                                 1996             1995
                                              ----------       ----------
      Accumulated postretirement benefit
      obligation (APBO):
           Retirees                           $    4,454       $    6,091
           Active eligible employees                 158              307
           Active ineligible employees               923            1,789
                                              ----------       ----------
               Total APBO                          5,535            8,187
               Unrecognized gains                  3,757            1,434
                                              ----------       ----------
                   Net postretirement
                   benefit liability          $    9,292       $    9,621
                                              ==========       ==========

     Assumptions used for valuing postretirement obligations were:

     Discount rate in determining
          benefit obligation                       7.50%            7.25%
     Medical care cost trend rates                 8.50%     11.75%-12.5%

     The medical care cost trend rates are estimated to decline to 5.8% by the year 2002. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO and the annual service cost by 1.4%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  CASH FLOW INFORMATION

     No significant acquisitions were made in 1996. Net cash paid for the acquisition of newspapers and other operations in 1995 consists of (in thousands):

                                        N&O           Other
                                   Acquisition     Acquisitions        Total
                                   ------------     -----------    ------------

     Assets acquired               $    418,011     $     2,971    $    420,982
     Liabilities assumed               (161,120)           (822)       (161,942)
     Holdback payable                   (10,000)              -         (10,000)
                                   ------------     -----------    ------------

     Cash paid                          246,891           2,149         249,040
     Fees and expenses                      644               -             644
     Less cash acquired                  (8,182)            (60)         (8,242)
                                   ------------     -----------    ------------

     Net cash paid                 $    239,353     $     2,089    $    241,442
                                   ============     ===========    ============

     Cash paid during the years ended December 31, 1996, 1995 and 1994 for interest and income taxes were (in thousands):

                                        1996            1995           1994
                                   ------------     -----------     -----------
     Interest paid (net of
          amount capitalized)      $     13,699     $     9,856     $        19
     Income taxes paid
          (net of refunds)               27,543          26,167          29,524

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cash provided or used by operations was affected by changes in certain assets and liabilities, net of the effects of acquired newspaper operations, as follows (in thousands):

                                                               December 31,
                                              -------------------------------------------
                                                  1996           1995             1994
                                              -----------    ------------     -----------
Increase (decrease) in assets:
     Trade receivables                        $    12,419    $      1,303     $    10,326
     Inventories                                   (5,658)          4,175          (1,455)
     Other assets                                  (5,895)          5,199         (11,274)
                                              -----------    ------------     -----------
         Total                                        866          10,677          (2,403)
Increase (decrease) in liabilities:
     Accounts payable                               2,656          (2,013)          3,748
     Accrued compensation                           6,024           1,730           5,929
     Income taxes                                   4,737          (5,698)          4,498
     Other liabilities                             (3,671)         (1,273)          2,540
                                              ------------   ------------     -----------
         Total                                      9,746          (7,254)         16,715
                                              -----------    ------------     -----------
             Net cash (decrease)
             increase from changes
             in certain assets and
             liabilities                      $     8,880    $    (17,931)    $    19,118
                                              ===========    ============     ===========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company guarantees $20,922,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

     The Company and its subsidiaries rent certain facilities and equipment under operating leases expiring at various dates through October 2001. Total rental expense amounted to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$2,584,000 in 1996, $2,027,000 in 1995 and $2,009,000 in 1994. Minimum
rental commitments under operating leases with noncancelable terms in excess of one year are (in thousands):

                  1997                      $    2,147
                  1998                           1,752
                  1999                             734
                  2000                             441
                  2001                             172
                                            ----------

                     Total                  $    5,246
                                            ==========

     There are libel and other legal actions that have arisen in the ordinary course of business and are pending against the Company. From time to time, the Company is involved as a party in various governmental proceedings, including environmental matters. Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.


NOTE 9.  COMMON STOCK AND STOCK PLANS

     On December 4, 1996, the Board of Directors of the Company declared a five-for-four split on its Class A and Class B common stock in the form of a special a 25% stock dividend, which was paid on January 2, 1997 to the holders of record of the common stock as of the close of business on December 16, 1996. All share and per share amounts have been adjusted in the financial statements to reflect the stock split.

     In 1994, the Company raised $20,001,000 through the sale of 1,195,312 Class A shares to the public.

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

     At December 31, 1996 the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No significant amounts of compensation costs have been recognized for its fixed stock option plans and its stock purchase plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of December 31, 1996, 722,595 shares of Class A common stock have been issued under the Purchase Plan.

     The Company's Amended and Restated 1987 Stock Option Plan (the 1987 Employee Plan) reserved 750,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the Plan permits the Company, at its sole discretion, to settle unexercised options by granting stock appreciation rights (SARS), the Company does not intend to avail itself of this alternative except in limited circumstances.

     The Company's Amended and Restated 1994 Employee Stock Option Plan (1994 Employee Plan) reserves 812,500 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 Employee Plan.

     The Company's amended and restated stock option plan for outside directors (the Directors' Plan) provides for the issuance of up to 187,500 shares of Class A stock. Under the plan each outside director is granted an option at fair market value at the conclusion of each regular annual meeting of stockholders for 1,875 shares. Terms of the Directors' Plan are similar to the terms of the Employee Plans. Outstanding options are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Employee Plans            Directors' Plan
                                      -------------------------    ------------------------
                                                      Weighted                     Weighted
                                                       Average                     Average
                                                      Exercise                     Exercise
                                         Options        Price         Options        Price
                                      ----------    -----------    -----------   ----------

     Outstanding, December 31, 1993      576,625    $     14.03        52,500    $    16.58
     Granted                             297,375          17.65        16,875         18.00
     Exercised                           (56,437)         12.77             -             -
     Forfeited                            (2,438)         16.58        (1,875)        18.00
                                      ----------    -----------    -----------   ----------
     Outstanding, December 31, 1994      815,125          15.43        67,500         16.89
     Granted                             184,875          17.80        15,000         18.40
     Exercised                            (6,125)         13.78        (5,625)        16.14
     Forfeited                            (4,875)         16.58        (1,875)        18.40
                                      ----------    -----------    ----------    ----------
     Outstanding, December 31, 1995      989,000          15.88        75,000         17.22
     Granted                             203,000          25.10        15,000         18.90
     Exercised                          (215,382)         13.77        (5,625)        16.83
     Forfeited                            (2,031)         16.94             -             -
                                      ----------    -----------    ----------    ----------
     Outstanding,  December 31, 1996     974,587    $     18.29        84,375    $    17.54
                                      ==========    ===========    ==========    ==========


                                             Employee               Directors
                                               Plans                  Plans
                                             --------               ----------
     Options exercisable:
         December 31, 1994                   327,156                  32,813
         December 31, 1995                   439,156                  43,594
         December 31, 1996                   367,737                  50,166

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about fixed stock options outstanding in the Stock Plans at December 31, 1996:

                                          EMPLOYEE PLANS
----------------------------------------------------------------------------------------------------
                                      Average
                                     Remaining     Weighted Average                Weighted Average
Range of Exercise     Options       Contractual       Exercise          Options        Exercise
      Prices        Outstanding        Life             Price         Exercisable       Price
-----------------   -----------     -----------    ----------------   -----------  -----------------

   $11.50-$15.60      259,876           4.42            $13.76          227,038         $13.50
   $17.30-$17.80      349,125           8.48            $17.56           41,226         $17.30
   $18.10-$19.20      162,586           5.99            $18.40           99,473         $18.59
      $25.10          203,000           9.95            $25.10                -              -


                                          DIRECTORS' PLAN

----------------------------------------------------------------------------------------------------
                                      Average
                                     Remaining     Weighted Average                Weighted Average
Range of Exercise     Options       Contractual       Exercise          Options        Exercise
      Prices        Outstanding        Life             Price         Exercisable       Price
-----------------   -----------     -----------    ----------------   -----------  -----------------

   $14.60-$17.20       31,875           4.50            $16.22           31,875         $16.22
   $17.90-$18.40       37,500           7.43            $18.11           18,291         $18.02
       18.90           15,000           9.37            $18.90                -              -

     Had compensation costs for the Company's four stock-based compensation plans been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                 1996                  1995
                                             ----------            ----------
         Net income:
              As reported                    $   44,493            $   33,618
              Pro forma                      $   44,242            $   33,449

         Earnings per common share:

              As reported                    $     1.18            $     0.90
              Pro forma                      $     1.17            $     0.89

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Compensation costs are calculated for the fair value of the participants' purchase rights, which was estimated using the Black-Scholes model with the following average assumptions for 1996 and 1995, respectively: dividend yield of 1.3% for both years; an expected life of one to seven years from vest date for both years; expected volatility of .2791 and .2860; and risk-free interest rates of 6.0% and 5.9%. The weighted-average fair value per share of those purchase rights granted in 1996 and 1995 was $8.31 and $5.78, respectively for Employee Plans and $5.61 and $5.52, respectively for the Directors' Plan.


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

     Cash and cash equivalents - The carrying amount approximates fair value based on quoted market prices.

     Long-Term Bank Debt - The carrying value approximates fair value based on interest rates available to the Company on debt instruments with similar terms.

     Interest Rate Swap Agreement - When considering interest rates at December 31, 1996, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.


NOTE 11. SALE OF NEWSPAPER AND
         OTHER BUSINESS OPERATIONS

     In October 1996, the Company announced that it had entered into agreements in principle to sell five of its community newspapers. The Ellensburg Daily Record in Washington state was purchased by Pioneer Newspapers, Inc. in December 1996 and a pre-tax gain of $3,218,000 was recorded in nonoperating income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SALE OF NEWSPAPER AND
         OTHER BUSINESS OPERATIONS (cont.)

     The Company also sold Nando's internet access operations and Legi-Tech's Florida operations and recorded a pre-tax loss of $378,000 on the sales.


NOTE 12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

                                                      1st               2nd              3rd               4th
                                                    Quarter           Quarter          Quarter           Quarter
                                                 -------------    --------------    -------------    --------------
1996:
Revenues-net                                     $     146,303    $      156,919    $     155,543    $      165,468
Operating income                                        10,097            22,195           22,639            30,304
Net income                                               4,386            11,205           11,442            17,460
Net income per common share                                .12               .30              .30               .46

1995:
Revenues-net                                     $     113,798    $      124,648    $     141,961    $      160,472
Operating income                                        10,358            19,734           11,030            21,252
Net income                                               6,642            12,531            4,449             9,996
Net income per common share                                .18               .33              .12               .27

1994:
Revenues-net                                     $     108,924    $      118,643    $     117,098    $      126,753
Operating income                                        11,605            20,542           17,300            22,421
Net income                                               5,897            11,017           15,716            14,015
Net income per common share                                .16               .30              .42               .37

     All per share amounts have been adjusted to reflect a five-for-four stock split paid on January 2, 1997.

     In December 1996, the Company recorded a gain of $1,623,000 on the sale of various small business operations. In the third quarter of 1995, the Company acquired The News and Observer Publishing Company and separately, recorded an early retirement expense of $2,318,000.

     Please see note 4 for discussions of tax related credits recorded in the third quarter of 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information for Class A Directors, Class B Directors and executive officers contained under the captions "Nominees for Class A Directors", "Nominees for Class B Directors" and "Other Executive Officers" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the headings "Compensation", "Executive Compensation", "Stock Option Awards", "Option Exercises and Holdings", "Pension Plans" and "Employment Agreement" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

a)   (1)&(2)      Financial Statements and Financial Statement
                  Schedules filed as a part of this Report as listed in the Index to Financial Statements and Financial Statement
                  Schedules on page 21 hereof.

     (3)          Exhibits filed as part of this Report as listed in the
                  Exhibit Index beginning on page 51 hereof.

b)   Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                        McCLATCHY NEWSPAPERS, INC.


                                        By     /s/ GARY B. PRUITT
                                          -------------------------------------
                                                   Gary B. Pruitt
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                             Title                           Date
            ---------                             -----                           ----

Principal Executive Officers:



      /s/ GARY B. PRUITT                   President, Chief Executive         March 28, 1997
--------------------------------------     Officer and Director
         (Gary B. Pruitt)


Principal Financial Officer:


      /s/ JAMES P. SMITH                   Vice President,                    March 28, 1997
--------------------------------------     Finance, Treasurer
         (James P. Smith)                  and Director


Principal Accounting Officer:


    /s/ ROBERT W. BERGER                   Controller                         March 28, 1997
--------------------------------------
        (Robert W. Berger)




SIGNATURES-(Continued)

           Signature                           Title                             Date
           ---------                           -----                             ----

Directors:



   /s/ WILLIAM K. COBLENTZ                 Director                           March 28, 1997
--------------------------------------
       (William K. Coblentz)



 /s/ MOLLY MALONEY EVANGELISTI             Director                           March 28, 1997
--------------------------------------
    (Molly Maloney Evangelisti)



   /s/ WILLIAM L. HONEYSETT                Senior                             March 28, 1997
--------------------------------------     Vice President
      (William L. Honeysett)               and Director



       /s/ JOAN F. LANE                    Director                           March 28, 1997
--------------------------------------
          (Joan F. Lane)



      /s/ R. LARRY JINKS                   Director                           March 28, 1997
--------------------------------------
         (R. Larry Jinks)



    /s/ BETTY LOU MALONEY                  Director                           March 28, 1997
--------------------------------------
        (Betty Lou Maloney)



   /s/ JAMES B. McCLATCHY                  Publisher and                      March 28, 1997
--------------------------------------     Director
       (James B. McClatchy)



 /s/ WILLIAM ELLERY McCLATCHY              Director                           March 28, 1997
--------------------------------------
    (William Ellery McClatchy)

                                       48

SIGNATURES-(Continued)

            Signature                          Title                             Date
            ---------                          -----                             ----

Directors:



       /s/ ERWIN POTTS                     Chairman of the Board and          March 28, 1997
--------------------------------------     Director
           (Erwin Potts)



  /s/ S. DONLEY RITCHEY, JR.               Director                           March 28, 1997
--------------------------------------
     (S. Donley Ritchey, Jr.)



     /s/ WILLIAM M. ROTH                   Director                           March 28, 1997
--------------------------------------
         (William M. Roth)



    /s/ FREDERICK R. RUIZ                  Director                           March 28, 1997
--------------------------------------
        (Frederick R. Ruiz)

                                                                     SCHEDULE II

                   McCLATCHY NEWSPAPERS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 1996
                                 (in thousands)

              Column A                    Column B               Column C                Column D       Column E
              --------                  -------------  ------------------------------ --------------- -------------
                                                                                      Deductions(1)
                                                                 Additions                 for
                                                       ------------------------------    Purposes
                                          Balance       Charged to      Charged to      for Which     Balance at
                                         Beginning       Costs and         Other      Accounts Were     End of
                                         of Period       Expenses        Accounts         Set Up        Period
                                        -------------  --------------  -------------- --------------- ------------

Year Ended December 31, 1994:
     Deducted from assets to which
         they apply:
     Uncollectible accounts             $   (1,757)      $ (3,551)        $    -         $  3,308        $(2,000)

Year Ended December 31, 1995:
     Deduct from assets to which
         they apply:
     Uncollectible accounts             $   (2,000)      $ (3,688)        $    -         $  3,361        $(2,327)

Year Ended December 31, 1996:
     Deduct from assets to which
         they apply:
     Uncollectible accounts               $ (2,327)      $ (5,567)        $    -         $  5,454        $(2,440)

-------------

(1)  Amounts written off net of bad debt recoveries.

                                INDEX OF EXHIBITS


Exhibit
-------

    3.1*       The Company's Restated Certificate of Incorporation included in
               Exhibit 3.1 to the Company's 1988 Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on
               March 29, 1989.
    3.2        The Company's By-laws as amended on July 25, 1995.
   10.1*       Merger Agreement by and among McClatchy Newspapers, Inc.; MNI
               Merger Sub, Inc.; and The News and Observer Publishing Company
               dated May 16, 1995, as amended included as Exhibit 10.1 to the
               Company's June 30, 1995 Form 10-Q filed with the Commission on
               August 14, 1995.
   10.2*       Credit Agreement between McClatchy Newspapers, Inc. and Bank of
               America National Trust and Savings Association dated July 28,
               1995 included as Exhibit 10.2 to the Company's June 30, 1995 Form
               10-Q.
   10.3*       The Amended and Restated Agreement for Standby Letter of Credit
               dated December 23, 1993 included as Exhibit 10.1 to the Company's
               1994 Report on Form 10-K filed with the Commission on March 29,
               1995.
   10.4*       Ponderay Newsprint Company Partnership Agreement dated as of
               September 12, 1985 between Lake Superior Forest Products, Inc.,
               Central Newsprint Company, Inc., Bradley Paper Company, Copley
               Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc.,
               Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper
               Company included in Exhibit 10.10 to the Company's Registration
               Statement No. 33-17370 on Form S-1.
 **10.5*       The Company's Management by Objective Plan Description included in Exhibit 10.1 to the Company's Registration Statement No.
               33-17270 on Form S-1.
 **10.6*       The Company's Supplemental Executive Retirement Plan included in
               Exhibit 10.7 to the Company's 1988 Report on Form 10-K.
 **10.7        The Company's Amended and Restated 1987 Stock Option Plan dated
               August 15, 1996.
 **10.8        The Company's Amended and Restated 1994 Stock Option Plan dated
               August 15, 1996.
 **10.9*       The Company's Group Executive Life Insurance Plan included in
               Exhibit 10.9 to the Company's Registration Statement No. 33-17270
               on Form S-1.
**10.10*       The Company's Group Executive Long Term Disability Insurance Plan
               included in Exhibit 10.8 to the Company's Registration Statement
               No. 33-17270 on Form S-1.
**10.11*       The Company's Executive Performance Plan adopted by the Board of
               Directors on January 1, 1990, included in Exhibit 10.13 to the
               Company's 1989 Report on Form 10-K.
**10.12        The Company's Amended and Restated 1990 Directors' Stock Option
               Plan dated January 22, 1997.
**10.13        Employment Agreement between the Company and Gary B. Pruitt dated
               June 1, 1996.
     21*       Subsidiaries of the Company included as Exhibit 21 to the
               Company's 1995 Report on Form 10-K.
     23        Consent of Deloitte & Touche LLP.
     27        Financial Data Schedule for the Year Ended December 31, 1996.

-------------

*     Incorporated by reference

** Compensation plans or arrangements for the Company's executive officers and directors.