Form 10-Q
period 1997-03-31
MCCLATCHY NEWSPAPERS INC
filed 1997-05-13
CIK 822043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

The number of shares of each class of common stock outstanding as of May 9, 1997:

Class A Common Stock  9,077,316
Class B Common Stock 28,842,287

                           McCLATCHY NEWSPAPERS, INC.

                               INDEX TO FORM 10-Q


                                                            Page
Part I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

Consolidated Balance Sheet - March 31, 1997
(unaudited) and December 31, 1996                            3

Consolidated Statement of Income for the
Three Months Ended March 31, 1997
and 1996 (unaudited)                                         5

Consolidated Statement of Cash Flows for
the Three Months Ended March 31, 1997
and 1996 (unaudited)                                         6

Consolidated Statement of Stockholders'
Equity for the Period from December 31,
1995 to March 31, 1997 (unaudited)                           7

Notes to Consolidated Financial Statements
(unaudited)                                                  8

Item 2 - Management's Discussion and Analysis of
Results of Operations and Financial Condition               15

Part II - OTHER INFORMATION                                 19

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           McCLATCHY NEWSPAPERS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                    March 31,      December 31,
                                                      1997            1996
                                                   (Unaudited)
  [S]                                                [C]           [C]
  Current assets:
  Cash and cash equivalents                           $    7,323    $    5,877
  Trade receivables (less allowances of
  $2,264 in 1997 and $2,440 in 1996)                      72,214        81,791
  Other receivables                                        1,964         1,911
  Newsprint, ink and other
     inventories                                           7,670         8,015
  Deferred income taxes                                   10,471        10,223
  Other current assets                                     4,118         3,193
     Total current assets                                103,760       111,010

  Property, plant and equipment:
  Land                                                    33,060        32,591
  Buildings and improvements                             156,131       157,741
  Equipment                                              369,739       369,346
  Construction in progress                                 9,530         8,532
  Total                                                  568,460       568,210
  Accumulated depreciation                             (231,031)     (226,420)
  Net property, plant and equipment                      337,429       341,790

  Intangibles - net                                      405,701       411,393

  Newsprint mill investment                                8,589         8,989

  Other assets                                             2,509         2,484

  Total assets                                        $  857,988    $  875,666



                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,    December 31,
                                      1997          1996
                                  (Unaudited)
Current liabilities:
[S]                               [C]             [C]
Accounts payable                  $    20,349     $    22,806
Accrued compensation                   34,661          33,567
Income taxes                           10,902           4,737
Unearned revenue                       18,414          18,103
Carrier deposits                        4,150           4,149
Other accrued liabilities               8,995           8,998
Total current liabilities              97,471          92,360

Long-term bank debt                   155,000         190,000
Other long-term obligations            29,139          29,814
Deferred income taxes                  59,577          60,378
Commitments and contingencies
(note 7)

Stockholders' equity:
Common stock $.01 par value:
Class A - authorized
50,000,000 shares, issued
9,018,108 in 1997 and 8,946,651
in 1996
Class B - authorized                       90              89
30,000,000 shares, issued
28,842,287 in 1997 and 1996               288             288
Additional paid-in capital             69,089          67,534
Retained earnings                     447,334         435,574
Treasury stock, 25,003 Class A
shares in 1996                              -           (371)
Total stockholders' equity            516,801         503,114
Total liabilities and
stockholders' equity               $  857,988      $  875,666





                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                            Three Months Ended
                                                 March 31,
                                             1997        1996
                                               (Unaudited)
[S]                                         [C]           [C]
Revenues - net:
Newspapers:
Advertising                                 $116,643      $111,830
Circulation                                   26,958        26,996
Other                                          4,233         3,542
Total newspapers                             147,834       142,368
Non-newspapers                                 2,787         3,935
Total net revenue                            150,621       146,303

Operating expenses:
Compensation                                  63,408        63,390
Newsprint and supplements                     21,471        31,174
Depreciation and amortization                 13,250        12,996
Other operating expenses                      29,702        28,646
Total                                        127,831       136,206

Operating income                              22,790        10,097
Non-operating (expenses) income:
Interest expense                             (2,668)       (3,453)
Partnership (loss) income                      (400)         1,150
Gain on sale of newspaper operations           6,594             -
Other - net                                      103            39
Income before income tax provision            26,419         7,833
Income tax provision                          11,062         3,447

Net income                                  $ 15,357       $ 4,386

Net income per common share                 $   0.40     $    0.12

Weighted average number of common shares      37,984        37,616


    See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                     Three Months Ended
                                                          March 31,
                                                     1997         1996
                                                        (Unaudited)
[S]                                                [C]          [C]
Cash provided (used) by operating activities:
Net income                                         $  15,357    $  4,386
Reconciliation to net cash provided:
Depreciation and amortization                         13,287      13,034
Partnership losses (income)                              400     (1,150)
Changes in certain assets and liabilities - net       12,249       2,959
Gain on sale of newspaper operations                 (6,594)           -
Other                                                (1,046)          46
Net cash provided by operating activities             33,653      19,275

Cash provided (used) by investing activities:
Purchase of property, plant and equipment            (6,938)     (9,048)
Sale of newspaper operations                          11,400           -
Other - net                                                1         110
Net cash provided (used) by investing activities       4,463     (8,938)

Cash (used) provided by financing activitites:
Repayment of long-term debt                         (35,000)    (11,000)
Payment of cash dividends                            (3,597)     (2,849)
Other - principally stock issuances                    1,927         474
Net cash used by financing activities               (36,670)    (13,375)

Net change in cash and cash equivalents                1,446     (3,038)

Cash and cash equivalents, beginning of year           5,877       3,252

Cash and cash equivalents, end of period            $  7,323    $    214

Other cash flow information:
Cash paid during the period for:
   Income taxes (net of refunds)                    $  5,624    $    270
   Interest paid (net of capitalized interest)         2,702       3,272

                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)

                            Par Value       Additional         Treasury
                       Class A    Class B    Paid-   Retaied    Stock
                                              In
                        Common    Common    Capital  Earnings  At Cost    Total

Balances,
December 31, 1995       $ 85    $  289 $62,447  $403,244  (371)   $465,694
Net income (3 months)                              4,386             4,386
Dividends paid ($.076
per share)                                       (2,849)           (2,849)
Issuance of 33,880
shares under employee
plans                                      474                         474
Balances, March 31, 1996  85       289  62,921   404,781  (371)    467,705
Net income (9 months)                             40,107            40,107
Dividends paid ($.247
per share)                                       (9,314)           (9,314)
Conversion of 71,875
Class B shares to Class A  1       (1)
Issuance of 273,496
Class A shares under
employee stock plans       3             3,979                       3,982
Tax benefit from
stock plans                                634                         634
Balances, December
31, 1996                  89       288  67,534   435,574  (371)    503,114
Net income (3 months)                             15,357            15,357
Dividends paid ($.095
per share)                                       (3,597)           (3,597)
Issuance of 101,457
Class A shares
under employee and
director plans             1             1,606                       1,607
Tax benefit from
stock plans                                320                         320
Retirement of
treasury shares                          (371)              371
Balances, March 31,
1997                    $ 90     $ 288 $69,089  $447,334 $    -  $ 516,801

                 See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES

   McClatchy Newspapers, Inc. (the"Company") and its subsidiaries are engaged primarily in the publication of newspapers located in western coastal states and North and South Carolina.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. All share and per share amounts have been adjusted to reflect a five-for-four stock split. See note 8. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Concentrations of credit risks - Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and trade accounts receivables. Cash and cash equivalents are placed with major financial institutions. Accounts receivables are with customers located primarily in the immediate area of each city of publication. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivables.

   Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $3,371,000 at March 31, 1997 and $3,246,000 at December 31, 1996.

   Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 7) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid.
The Company satisfies this obligation by direct purchase (1997: $3,779,000 and 1996: $5,699,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 8,000 metric tons from Ponderay in 1997.

   Property, plant and equipment are stated at cost. Major renewals and betterment's, as well as interest incurred during construction, are capitalized. For three months ended March 31, 1997 and 1996 such interest was $15,000 and $323,000, respectively.

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

   Deferred income taxes result from temporary differences between amounts reported for financial and income tax reporting purposes. See note 3.

   Earnings per share are based on the weighted average number of outstanding shares of common stock and dilutive common stock equivalents (stock options). All share and per share amounts have been adjusted to reflect a five-for-four stock split. See note 8.


2. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

   On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. At March 31, 1997 and December 31, 1996 the Company had long-term bank debt of $155,000,000 and $190,000,000, respectfully. In addition, the Company also has an outstanding letter of credit for $4,309,000 securing estimated obligations from workers' compensation claims.

Under the Credit Agreement, interest only is payable through July 1, 2000. Principal in the amount of $40,000,000 is due on July 1, 2003 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On March 31, 1997 the interest rate applicable to the amount drawn ranged from 5.8% to 8.0%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at March 31, 1997.

   At March 31, 1997 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998. The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

Other long-term obligations consist of (in thousands):

                                  March 31,       December 31,
                                     1996             1996
[S]                                [C]                 [C]
Pension obligations                $   17,153          $    17,272
Post retirement benefits
obligation                              8,965                9,058
Deferred compensation and other         3,021                3,484

Total long-term obligations        $   29,139          $    29,814



3.  INCOME TAX PROVISIONS

   Income tax provisions consist of (in thousands):

                           March 31,             March 31,
                              1997                 1996

[S]                          [C]                    [C]
Current:
Federal                      $    10,359            $     3,048
State                              1,768                    363

Deferred:
Federal                          (1,124)                    (1)
State                                 59                     37

Income tax provision         $    11,062            $     3,447

   The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                1997       1996
[S]                              [C]        [C]
Statutory rate                   35.0%      35.0%
State taxes, net of federal
benefit                            4.5        3.7
Amortization of intangibles        3.2        4.8
Tax adjustments to basis of
newspapers sold                  (1.0)          -
Other                              0.1        0.5
                                 41.8%      44.0%

   The components of deferred taxes recorded in the Company's Balance Sheet on March 31, 1997 and December 31, 1996 are (in thousands):

                                  1997           1996

[S]                             [C]             [C]
Depreciation and amortization   $   55,559      $   55,649
Partnership losses                   8,141           8,283
State taxes                          1,139           1,310
Deferred compensation             (17,110)        (16,540)
Other                                1,377           1,453
Deferred tax liability (net of
$10,471
in 1997 and $10,223 in 1996
reported as current assets)      $  49,106      $   50,155

4. INTANGIBLES

   Intangibles consist of (in thousands):

                                     March 31,          December 31,
                                        1997                1996
[S]                                   [C]                 [C]
Identifiable intangible assets,
primarily customer lists              $  147,443          $  148,692
Excess purchase prices over
identifiable intangible assets           362,060             365,604
Total                                    509,503             514,296
Less accumulated amortization            103,802             102,903
Intangibles - net                     $  405,701          $  411,393


5. EMPLOYEE BENEFIT PLANS

   The Company has two defined benefit pension plans (retirement plans) which together cover a majority of its employees. Benefits are based on years of service and compensation. Contributions to the plans are made by the Company in amounts deemed necessary to provide benefits. The plans assets consist primarily of marketable securities including common stocks, bonds and U.S. government obligations, and other interest bearing accounts.


   The Company also has three supplemental retirement plans to provide key employees with additional retirement benefits. The terms of the plans are generally the same as those of the retirement plans, except that the supplemental retirement plans are limited to key employees and benefits under them are reduced by benefits received under the retirement plans. These plans are funded on a pay-as-you-go basis and the accrued pension obligation for the supplemental retirement plans is included in other long-term obligations.

   Expenses of these plans for the three months ended March 31, 1997 and 1996 were $1,798,000 and $1,814,000, respectively.

   The Company also has two Deferred Compensation and Investment Plans (401(k) plans) which enables qualified employees to voluntarily defer compensation. Company contributions to the 401(k) plans for the three months ended March 31, 1997 and 1996 were $1,166,000 and $1,140,000, respectively.

   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended March 31, 1997 and 1996, postretirement benefit expenses were $60,000.


6. CASH FLOW INFORMATION

   Cash provided or used by operations in the three months ended March 31, 1997 and 1996 was affected by changes in certain assets and liabilities as follows (in thousands):

                                    1997            1996
[S]                              [C]               [C]
Increase (decrease) in assets:
Receivables                      $   (8,947)       $   (5,878)
Inventories                             (81)             1,645
Other assets                             966             (935)
     Total                             8,062           (5,168)

Increase (decrease) in
liabilities:
Accounts payable                     (2,433)           (4,131)
Accrued compensation                    (31)             (632)
Income taxes                           6,165               985
Other liabilities                        486             1,569
     Total                             4,187           (2,209)

Net cash increase from changes
in assets and liabilities         $   12,249        $    2,959



7. COMMITMENTS AND CONTINGENCIES

   The Company guarantees $20,875,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

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

8.  COMMON STOCK AND STOCK PLANS

    On March 31, 1997 the Company retired 25,003 shares of Class A common that were held as treasury shares.

    On December 4, 1996, the Board of Directors of the Company declared a five-for-four split on its Class A and Class B common stock in the form of a special 25% stock dividend, which was paid on January 2, 1997 to the holders of the record of the common stock as of the close of business on December 16, 1996. All share and per share amounts have been adjusted in the financial statements to reflect the stock split.

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

    At March 31, 1997 the Company has four stock-based compensation plans, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. No significant amounts of compensation cost have been recognized for its fixed stock option plans and its stock purchase plan.

    The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of March 31, 1997, 741,658 shares of Class A common stock have been issued under the Purchase Plan.

    The Company's Amended and Restated 1987 Stock Option Plan (1987 employee plan), as amended, reserved 750,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the employee plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances.

    The Company's Amended and Restated 1994 Employee Stock Option Plan (1994 employee plan) reserved 812,500 Class A shares for issuance to key employees. The terms of this plan are substantially the same as the terms of the 1987 employee plan.

    The Company's amended and restated stock option plan for outside (nonemployee) directors (directors' plan) provides for the issuance of up to 187,500 shares of Class A common stock. Under the Directors' Plan each outside director is granted an option at fair market value for 1,875 shares annually. Terms of the Directors' Plan are similar to the terms of the employee plans.

    In the employee plans, there are 423,470 options exercisable as of March 31, 1997. Substantially all of the shares reserved in the 1987 plan have been granted. In the 1994 plan, 260,063 remain for future grants. A total of 892,192 options are outstanding in the employee plans at an average option price of $15.73 and $20.40 per share for the 1987 and 1994 plans, respectively. In the directors' plan, 84,375 options are outstanding at an average prices of $17.54 per share, 63,292 shares were exercisable at March 31, 1997 and 91,875 are available for future awards.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Interest Rate Swap Agreement - When considering interest rates at March 31, 1997, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.


10. SALE OF NEWSPAPER OPERATIONS

    On February 28, 1997 the Company completed the sale of the Gilroy Dispatch, The Hollister Free Lance, the Morgan Hill Times and the Amador Ledger Dispatch. These newspapers had combined daily circulation of approximately 10,150 and weekly circulation of 12,800, and generated $7,574,000 in revenues in 1996. The Company reported a $6,594,000 gain on the sale which is included in nonoperating (expenses) income.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Recent Events and Trends

    On December 4, 1996 the Company declared a five-for-four stock split in the form of a 25% stock dividend which was paid on January 2, 1997. All outstanding shares and per share amounts have been restated in this discussion to reflect the stock dividend.

    In October 1996, the Company announced that it had entered into agreements in principle to sell five community newspapers. In December, the Company sold the Ellensburg Daily Record and recorded a pre-tax gain of $3.2 million. On February 28, 1997 it completed the sale of the remaining four community newspapers and recorded a pre-tax gain of $6.6 million in other non-operating (expenses) income. See note 10. The after tax gain on the 1997 sale is 10 cents per share.

    Newsprint prices fluctuated substantially during 1996, reaching an all-time high in early 1996. Prices began declining during the second quarter of 1996 and the Company's newsprint purchases in the first quarter of 1997 continued to be priced at roughly year-end 1996 price levels. While newsprint prices have risen in April 1997, management expects average newsprint prices in 1997 to be below 1996 average prices which would positively impact operating income for the year.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) which requires changes in current earnings per share (EPS) reporting requirements.
The Company is required to adopt SFAS 128 in the fourth quarter of 1997. Because of the limited number of stock options granted by the Company, management expects there to be no significant difference in the calculation and reporting of EPS under the new statement, hence, SFAS 128 is not expected to significantly affect historical or future EPS.

First Quarter 1997 Compared to 1996

    Net income in the first quarter of 1997 was $15.4 million or 40 cents per share and includes a gain of 10 cents per share on the February 1997 sale of the four community newspapers. Excluding the gain and operating results of the four newspapers from the comparisons, income in the 1997 quarter was $11.4 million or 30 cents per share compared to income of $4.5 million or 12 cents per share in 1996. The increase in income is largely attributable to higher advertising revenues, particularly at the Company's North and South Carolina newspapers (Carolina newspapers), and lower newsprint costs.

Revenues:

    Revenues increased 3.0% to $150.6 million over the 1996 quarter with advertising revenues up 4.3% to $116.6 million, and circulation revenues roughly even at $27.0 million. Excluding the newspapers that were sold, total revenues were up 3.7% with advertising revenues rising 5.1% and circulation revenues up 0.7%.

     Operating Revenues By Region (in thousands):

                               1997         1996       % Change

  [S]                         [C]          [C]              [C]
  California newspapers       $  75,555    $ 74,428            1.5
  Carolina newspapers            39,069      34,609           12.9
  Northwest newspapers           33,210      33,331          (0.4)
  Non-newspaper operations        2,787       3,935         (29.2)
  Total                       $ 150,621    $146,303            3.0


    The California newspapers contributed just over 50% of the Company's total revenues and excluding revenues from the four community newspapers which were sold, California newspapers operating revenue increased $1.8 million or 2.5%. Results for the sold newspapers were included in two months in 1997 versus the full quarter in 1996.

    At the three Bee newspapers, advertising revenues rose $1.2 million or 2.0% and were primarily driven by advertising rate increases implemented in January and February at The Fresno and Sacramento Bees, respectively, and in May 1996 at The Modesto Bee. Full run "run-of-press" (ROP) advertising linage, which is found in the body of the newspaper and is the largest contributor to advertising revenues, declined 3.4% at the three Bees. The newspapers were affected by the consolidation of Macy's and Weinstock's department stores, previously their two largest advertisers. This consolidation was completed in March 1996 and, therefore, will not have an impact on advertising volume comparisons in future quarters.

    Circulation revenues at the three Bee dailies were up $129,000 or 0.9% and other revenues were up $337,000, more than double the 1996 quarter. The increase in circulation revenue is due to a partial Sunday single-copy price increase and less promotional discounting at The Sacramento Bee, and modest increases in circulation volumes at The Fresno and Modesto Bees. Average paid circulation for the three Bees combined was down 0.3% daily and flat on Sundays. The increase in other revenues is primarily from new revenue sources being developed at the newspapers such as niche publications, on-line Internet services on the World Wide Web in Sacramento and Modesto, and direct mail programs at The Sacramento and Fresno Bees.

    The Carolina newspapers contributed 25.9% of the Company's total revenues and reported a $4.5 million increase in operating revenues. Most of the Carolinas' revenues are generated by The News & Observer newspaper in Raleigh, NC and three daily newspapers in South Carolina. Advertising revenues for the region were up $4.0 million or 14.3%. The combined advertising revenues for the daily newspapers rose $3.3 million due to rate increases implemented during the quarter and increases in full run ROP linage of 11.9%. The remaining increase of approximately $450,000 was largely contributed by a shopper that was purchased in June 1996.

    Circulation revenues at the Carolina newspapers were up $274,000 or 4.7%, largely due to volume increases. Average paid circulation was up 2.5% daily and 2.1% Sunday at the Carolina dailies.

    The Company's Northwest newspapers contributed 22.0% of total revenues. Their revenues declined $121,000 or 0.4%, however, excluding revenues from the Ellensburg Daily Record which was sold in December 1996, revenues increased $262,000. Excluding Ellensburg, advertising revenues increased $351,000 or 1.5%, circulation revenues declined $229,000 or 3.3% and other revenues increased $140,000 or 7.1%. Advertising revenues in the region were up primarily due to rate increases implemented in late 1996 and early 1997 but were partially offset by reduced linage at The News Tribune (Tacoma, WA) because of the consolidation of some retail advertisers in 1996. Full run ROP advertising volumes for the region declined 1.2%.

    Circulation revenues declined primarily due to lower average paid circulation. Average paid circulation declined 0.7% daily and Sunday was off 0.9% at the three Northwest daily newspapers.

    The $1.1 million decline in non-newspaper revenues is largely attributable to the sale of the Company's Internet access business in the fourth quarter of 1996 and to a reorganization at one of its commercial printing operations.


Operating Expenses:

    Operating expenses declined 6.1% and were down 5.5% excluding the sold newspapers. In particular, newsprint and supplement cost declined 31.1% due to lower newsprint prices and flat newsprint usage. Excluding newsprint and supplement costs and expenses related to the sold newspapers, all other operating expenses increased $2.3 million or 2.3%. Compensation, the Company's largest component of expenses, was held to a 0.9% increase mostly due to lower full-time-equivalent employees. The other operating expense component was up 4.9% due to increased spending on product development and promotion.

Nonoperating (Expenses) Income:

    Interest expense declined $785,000 as the Company continued to repay long-term bank debt. The Company's share of operating loss from its Ponderay newsprint mill joint venture was $400,000 in the first quarter versus income of $1.2 million in 1996. Lower newsprint prices held Ponderay's results below last year. Also included in non-operating income is the $6.6 million gain on the sale of the four California community newspapers.

    The Company's effective tax rate was 41.8% in 1997 versus 44.0% in 1996. The decline in the effective tax rate is primarily due to an adjustment to the tax basis of certain intangibles related to the sale of the four community newspapers and lower non-deductible amortization. See note 3.

Liquidity & Capital Resources

    Operations generated $33.7 million of cash, a 74.6% increase over the 1996 first quarter. Cash was used to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be between $25.0 million and $30.0 million in 1997.

    See notes 1 and 7 to the consolidated financial statements for a discussion of the Company's commitments to its newsprint mill joint venture (Ponderay).

    See note 2 for a discussion of the Company's long-term obligations. The Company had $155.0 million of available credit at March 31, 1997. Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

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



McClatchy Newspapers, Inc.
Registrant





/s/ James P. Smith   Date:  May 13, 1997
James P. Smith
Vice President,
Finance and Treasurer