Form 10-Q
period 1997-06-30
MCCLATCHY NEWSPAPERS INC
filed 1997-08-13
CIK 822043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

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

The number of shares of each class of common stock outstanding as of August 8, 1997:

          Class A Common Stock               9,351,446
          Class B Common Stock              28,699,412





                1 of 21




                   McCLATCHY NEWSPAPERS, INC.

                       INDEX TO FORM 10-Q


                                                            Page
Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements:

      Consolidated Balance Sheet - June 30, 1997
          (unaudited) and December 31, 1996                   3

      Consolidated Statement of Income for the
          Three Months and Six
          Months Ended
          June 30, 1997 and 1996 (unaudited)                  5

      Consolidated Statement of Cash Flows for
          the Six Months Ended
          June 30, 1997
          and 1996 (unaudited)                                6

      Consolidated Statement of Stockholders'
          Equity for the Period from December 31,
          1995 to June 30, 1997 (unaudited)                   7

      Notes to Consolidated Financial Statements
          (unaudited)                                         8

   Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition       15


Part II - OTHER INFORMATION                                  20

PART I - FINANCIAL
INFORMATION

Item 1 - Financial
Statements

McCLATCHY NEWSPAPERS, INC.
CONSOLIDATED BALANCE SHEET
      (In thousands)

ASSETS

                                   June 30,           December 31,
                                     1997                 1996
                                  (Unaudited)
Current assets:
[S]                                 [C]                  [C]
Cash and cash equivalents           $      8,255         $      5,877
Trade receivables (less
allowances of $2,642 in
1997 and $2,440 in 1996)                  78,693               81,791
Other receivables                          1,696                1,911
Newsprint, ink and other
inventories                               10,583                8,015

Deferred income taxes                     10,787               10,223
Other current assets                       3,911                3,193
Total current assets                     113,925              111,010

Property, plant and
equipment:
    Land                                  33,054               32,591
    Buildings and improvements           157,564              157,741
    Equipment                            376,372              369,346
   Construction in progress                6,876                8,532
        Total                            573,866              568,210
    Accumulated depreciation            (239,782)            (226,420)
        Net property,plant
        and equipment                    334,084              341,790

Intangibles - net                        401,347              411,393

Newsprint mill investment                  8,289                8,989

Other assets                               2,473                2,484

Total assets                          $  860,118           $  875,666

See notes to consolidated
   financial statements

   McCLATCHY NEWSPAPERS, INC.
   CONSOLIDATED BALANCE SHEET
  (In thousands, except share
            amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,         December 31,
                                            1997               1996
                                        (Unaudited)
Current liabilities:
[S]                                        [C]               [C]
    Accounts payable                       $    27,900       $    22,806
    Accrued compensation                        36,152            33,567
    Income taxes                                 1,288             4,737
    Unearned revenue                            17,701            18,103
    Carrier deposits                             4,142             4,149
    Other accrued liabilities                    9,592             8,998
    Total current liabilities                   96,775            92,360

Long-term bank debt                            143,000           190,000
Other long-term obligations                     28,966            29,814
Deferred income taxes                           58,798            60,378
Commitments and contingencies (note 7)

Stockholders' equity:
    Common stock $.01 par value:
    Class A - authorized
    100,000,000 shares, 9,223,828 issued
      in 1997 and 8,946,651 in 1996                 92               89
    Class B - authorized
    60,000,000 shares, issued
      28,729,412 in 1997 and 28,842,287 in 1996    287              288
    Additional paid-in capital                  70,878            67,534
    Retained earnings                          461,322           435,574
    Treasury stock, 25,000 Class A shares
      in 1996                                        -              (371)
     Total stockholders'equity                 532,579           503,114

Total liabilities and stockholders' equity $   860,118        $  875,666

                  See notes to consolidated financial statements


                               McCLATCHY NEWSPAPERS, INC.
                               CONSOLIDATED STATEMENT OF INCOME
                          (In thousands, except per share amounts)
                     Three Months Ended June 30       Six Months Ended June 30
                          1997        1996                 1997        1996
Revenues - net:             (Unaudited)                       (Unaudited)
Newspapers:
Advertising         $  128,317        $ 121,584       $  244,960     $ 233,414
Circulation             26,615           27,098           53,573        54,094
Other                    4,401            3,640            8,634         7,182
Total Newspapers       159,333          152,322          307,167       294,690
Non-newspapers           2,947            4,597            5,734         8,532
Total net revenue      162,280          156,919          312,901       303,222

Operating expenses:
Compensation            63,008           62,808          126,416       126,198
Newsprint and
supplements             23,586           30,315           45,057        61,489
Depreciation and
amortization            13,391           13,256           26,641        26,252
Other operating
expenses                29,753           28,345           59,455        56,991
Total                  129,738          134,724          257,569       270,930

Operating income        32,542           22,195           55,332        32,292
Non-operating (expenses)
income:
Interest expense       (2,333)          (3,499)          (5,001)       (6,952)
Partnership (loss)
income                   (300)            1,100            (700)         2,250
Gain on sale of
newspaper operations       109                -            6,703             -
Other - net                128               20              231            59
Income before income
tax provision           30,146           19,816           56,565        27,649
Income tax provision    12,554            8,611           23,616        12,058
Net income          $   17,592        $  11,205       $   32,949     $  15,591

Net income per
common share        $     0.46        $    0.30       $     0.87     $    0.41

Weighted average number
of common shares        38,091           37,729           38,038        37,673


See notes to consolidated financial statements

                            McCLATCHY NEWSPAPERS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                   Six Months Ended June 30,
                                                     1997           1996
                                                          (unaudited)
Cash provided (used) by operating activities:
[S]                                               [C]             [C]
Net income                                        $    32,949     $    15,591
Reconciliation to net cash provided:
Depreciation and amortization                          26,714          26,329
Partnership losses (income)                               700         (2,250)
Changes in certain assets and liabilities - net         2,608          13,382
Gain on sale of newspaper operations                  (6,703)               -
Other                                                 (2,105)           (740)
Net cash provided by operating activities              54,163          52,312

Cash provided (used) by investing activities:
Purchase of property, plant and equipment            (12,707)        (18,304)
Sale of newspaper operations                           11,400               -
Other - net                                                 6         (1,830)
Net cash used by investing activities                 (1,301)        (20,134)

Cash (used) provided by financing activitites:
Repayment of long-term debt                          (47,000)        (26,000)
Payment of cash dividends                             (7,201)         (5,702)
Other - principally stock issuances                     3,717           1,341
Net cash used by financing activities                (50,484)        (30,361)

Net change in cash and cash equivalents                 2,378           1,817

Cash and cash equivalents, beginning of year            5,877           3,252

Cash and cash equivalents, end of period          $     8,255     $     5,069

Other cash flow information
Cash paid during the period for:
Income taxes (net of refunds)                     $    28,591     $     5,963
Interest paid (net of capitalized interest)             5,475           6,683

        See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)


                           Par Value     Additonal            Treasury
                       Class A  Class B  Paid-In   Retained   Stock
                       Common   Common   Capital   Earnings   At cost Total

Balances,
December 31, 1995      $ 85     $ 289    $ 62,447  $ 403,244  $ (371) $ 465,694

Net income
 (6 months)                                           15,591             15,591
Dividends paid
 ($.152 per share)                                    (5,702)            (5,702)
Issuance of 95,703
 shares under
 employee plans                             1,341                         1,341
Balances,
 June 30,1996             85      289      63,788    413,133    (371)   476,924
Net income
 (6 months)                                           28,902             28,902
Dividends paid
 ($.171 per share)                                    (6,461)            (6,461)
Conversion of 71,875
 Class B shares
 to Class A                1       (1)
Issuance of 211,673
 Class A shares under
 employee stock plans      3                3,112                         3,115
Tax benefit from
 stock plans                                  634                           634
Balances,
 December 31, 1996        89      288      67,534    435,574    (371)   503,114
Net income (6 months)                                 32,949             32,949
Dividends paid
 ($.19 per share)                                     (7,201)            (7,201)
Conversion of 112,875
 Class B shares to
 Class A                   1       (1)
Issuance of 194,302
 Class A shares
 under employee and
 director plans            2                3,099                         3,101
Tax benefit from
 stock plans                                  616                           616
Retirement of
 treasury shares                             (371)               371

Balances,
 June 30, 1997         $  92    $ 287    $ 70,878  $ 461,322  $    -  $ 532,579

                    See notes to consolidated financial statements

                           McCLATCHY NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES

   McClatchy Newspapers, Inc. (the "Company") and its subsidiaries are engaged primarily in the publication of newspapers located in California, Washington state, Alaska and North and South Carolina.

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

   Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $3,499,000 at June 30, 1997 and $3,246,000 at December 31, 1996.

   Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 7) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid.
The Company satisfies this obligation by direct purchase (1997: $7,700,000 and 1996: $5,699,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 8,000 metric tons from Ponderay in 1997.

   Property, plant and equipment are stated at cost. Major renewals and betterment's, as well as interest incurred during construction, are capitalized. For three months ended June 30, 1997 and 1996 such interest was $10,000 and $323,000, respectively. For the six months then ended, such interest was $25,000 in 1997 and $459,000 in 1996.

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


2. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

   On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. At June 30, 1997 and December 31, 1996 the Company had long-term bank debt of $143,000,000 and $190,000,000, respectively. In addition, the Company also has an outstanding letter of credit for $4,309,000 securing estimated obligations from workers' compensation claims.

   Under the Credit Agreement, interest only is payable through July 1, 2000. Principal in the amount of $28,000,000 is due on July 1, 2003 and the remaining principal matures in increasing annual amounts until it is paid in full by July 1, 2005. The Company may select between alternative floating interest rates for each drawdown. On June 30, 1997 the interest rate applicable to the amount drawn ranged from 6.0% to 6.6%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at June 30, 1997.

   At June 30, 1997 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998. The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

     Other long-term obligations consist of (in thousands):

                                   June 30,    December 31,
                                     1997           1996

[S]                               [C]         [C]
Pension obligations               $   17,172  $    17,272
Post retirement benefits
obligation                             8,514        9,058
Deferred compensation and other        3,280        3,484

Total long-term obligations       $   28,966  $    29,814



3.  INCOME TAX PROVISIONS

   Income tax provisions consist of (in thousands):

                         Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                          1997          1996             1997          1996

Current:
[S]                    [C]               [C]            [C]         [C]
Federal                $   11,680        $    8,366     $   22,039  $   11,414
State                       1,953               964
                                                             3,721       1,328
Deferred:
Federal                    (1,181)             (805)        (2,305)       (806)
State                         102                86            161         122


Income tax provision   $   12,554        $    8,611     $   23,616  $   12,058

   The effective tax rate and the statutory federal income tax rate are reconciled as follows:


                                      Three Months       Six Months Ended
                                         Ended
                                        June 30,             June 30,
                                      1997       1996     1997       1996

[S]                                   [C]       [C]       [C]        [C]
Statutory rate                        35.0%     35.0%     35.0%      35.0%
State taxes, net of federal
benefit                                 4.4       3.4       4.5        3.4
Amortization                            3.1       4.6       3.1        4.7
Tax adjustments to basis of
newspapers sold                       (1.0)         -     (1.0)          -
Other                                   0.1       0.5       0.2        0.5

Effective tax rate                    41.6%     43.5%     41.8%      43.6%


   The components of deferred taxes recorded in the Company's Balance Sheet on June 30, 1997 and December 31, 1996 are (in thousands):

                                           1997              1996

[S]                                 [C]               [C]
Depreciation and amortization       $    55,463       $    55,649
Partnership losses                        7,991             8,283
State taxes                                 924             1,310
Deferred compensation                  (17,633)          (16,540)
Other                                     1,266             1,453
Deferred tax liability (net of
$10,787 in 1997 and $10,223 in 1996
reported as current assets)          $   48,011        $   50,155


4. INTANGIBLES

   Intangibles consist of (in thousands):

                                              June 30,    December 31,
                                                1997         1996
Identifiable intangible assets,
[S]                                       [C]            [C]
primarily customer lists                  $   147,443    $    148,692
Excess purchase prices over
identifiable intangible assets                362,060         365,604
Total                                         509,503         514,296
Less accumulated amortization                 108,156         102,903

Intangibles - net                         $   401,347    $    411,393

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

   Expenses of these plans for the three months ended June 30, 1997 and 1996 were $1,895,000 and $1,852,000, respectively. Expenses for the six months then ended were $3,693,000 and $3,666,000 in 1997 and 1996, respectively.

   The Company also has two deferred compensation and investment plans (401(k) plans) which enables qualified employees to voluntarily defer compensation. Company contributions to the 401(k) plans for the three months ended June 30, 1997 and 1996 were $1,257,000 and $1,151,000, respectively. Contributions for the six months then ended were $2,423,000 and $2,291,000 in 1997 and 1996, respectively.

   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended June 30, 1997 and 1996, postretirement benefit credit was $179,000 and was $60,000 expense in 1996. For the six months then ended, postretirement benefit credit was $359,000 in 1997 and was a $120,000 expense in 1996.

6. CASH FLOW INFORMATION

   Cash provided or used by operations in the six months ended June 30, 1997 and 1996 was affected by changes in certain assets and liabilities as follows (in thousands):

                                                     1997                 1996
Increase (decrease) in assets:
[S]                                               [C]               [C]
Receivables                                       $ (2,988)         $      (752)
Inventories                                           2,832              (5,500)
Other assets                                            975              (2,001)
Total                                                   819              (8,303)
Increase (decrease) in liabilities:
Accounts payable                                      5,118              (1,827)
Accrued compensation                                  1,396                1,358
Income taxes                                        (3,449)                4,622
Other liabilities                                       362                  926
Total                                                 3,427                5,079
Net cash increase from changes in
assets and liabilities                            $   2,608         $     13,382

7. COMMITMENTS AND CONTINGENCIES

   The Company guarantees $20,829,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

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


8.  COMMON STOCK AND STOCK PLANS

    On May 21, 1997 the Company increased the authorized shares of Class A common stock to 100,000,000 and increased authorized Class B shares to 60,000,000. On March 31, 1997 the Company retired 25,003 shares of Class A common stock that were held as treasury shares.

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

    At June 30, 1997 the Company has four stock-based compensation plans, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. No significant amounts of compensation cost have been recognized for its fixed stock option plans and its stock purchase plan.

    The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of June 30, 1997, 759,548 shares of Class A common stock have been issued under the Purchase Plan.

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

    In the employee plans, there are 393,698 options exercisable as of June 30, 1997. Substantially all of the shares reserved in the 1987 plan have been granted. In the 1994 plan, 260,063 remain for future grants. A total of 817,234 options are outstanding in the employee plans at an average option prices of $15.97 and $20.50 per share for the 1987 and 1994 plans, respectively. In the directors' plan, 101,250 options are outstanding at an average price of $18.91 per share, 63,292 shares were exercisable at June 30, 1997 and 75,000 are available for future awards.


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

    Interest Rate Swap Agreement - When considering interest rates at June 30, 1997, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.


10. SALE OF NEWSPAPER OPERATIONS

    On February 28, 1997 the Company completed the sale of the Gilroy Dispatch, The Hollister Free Lance, the Morgan Hill Times and the Amador Ledger Dispatch. These newspapers had combined daily circulation of approximately 10,150 and weekly circulation of 12,800, and generated $7,574,000 in revenues in 1996. The Company reported a $6,703,000 gain on the sale which is included in non-operating (expenses) income.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Recent Events and Trends

    On December 4, 1996 the Company declared a five-for-four stock split in the form of a 25% stock dividend which was paid on January 2, 1997. All outstanding shares and per share amounts have been restated in this discussion to reflect the stock dividend.

    In October 1996, the Company announced that it had entered into agreements in principle to sell five community newspapers. In December, the Company sold
the Ellensburg Daily Record and recorded a pre-tax gain of $3.2 million.   On
February 28, 1997 it completed the sale of the remaining four community newspapers and recorded a pre-tax gain of $6.7 million in other non-operating (expenses) income. See note 10. The after tax gain on the 1997 sale is 10 cents per share.

    Newsprint prices fluctuated substantially during 1996, reaching an all-time high in early 1996. Prices began declining during the second quarter of 1996 and the Company's newsprint purchases in the first quarter of 1997 continued to be priced at roughly year-end 1996 price levels. While newsprint prices rose in the second quarter of 1997, the Company continued to purchase newsprint at prices lower than 1996 and management expects average newsprint prices in 1997 to be below 1996 average prices which would positively impact operating income for the year.

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

    In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective in 1998, with earlier application permitted.

Second Quarter 1997 Compared to 1996

    The Company reported record second quarter earnings of $17.6 million or 46 cents per share, up 57.0% from 1996 earnings of $11.2 million or 30 cents per share. Higher advertising revenues and lower newsprint costs were the primary factors in earnings growth in the quarter.

Revenues:

    Revenues increased 3.4% from second quarter 1996 and were up 5.1% excluding the five community newspapers that were sold. Advertising revenues from ongoing operations were up 7.2% to $128.3 million, primarily reflecting rate increases at most newspapers and linage growth in the California and Carolina newspapers. Circulation revenues were roughly even with the 1996 quarter. The Company chose to forego circulation rate increases at nearly all of its newspapers in 1997.


     Operating Revenues By Region (in thousands):

                                 1997              1996          % Change

[S]                        [C]             [C]                       [C]
California newspapers      $      80,339   $      76,846                4.5
Carolina newspapers               42,224          38,679                9.2
Northwest newspapers              36,770          36,797              (0.1)
Non-newspaper operations           2,947           4,597             (35.9)

Total operating revenue    $     162,280   $     156,919                3.4


    California newspapers posted total revenue gains of 4.5%, but were up 7.3% excluding the four community newspapers which were sold in February 1997. The sold newspapers contributed $2.0 million in revenues in 1996. Advertising revenues at the Company's three Bee newspapers in Sacramento, Fresno and Modesto increased $4.9 million or 8.1% to $65.3 million, with the majority of the increase coming from The Sacramento Bee. Full run "run-of-press" (ROP) advertising linage, which is found in the body of a newspaper and generates a majority of advertising revenues, increased 3.5% at the three Bees. Circulation revenues declined $73,000, while other revenues increased $596,000 from new products such as direct mail programs and niche publications at The
Sacramento and Fresno Bees.

    Total revenues at the Company's Carolina newspapers increased $3.5 million or 9.2% with $2.6 million coming from The News and Observer (Raleigh, NC), the Company's second largest newspaper. Advertising revenues increased $3.2 million at the Carolina newspapers. Full run ROP linage at the Carolina daily newspapers increased 9.7%. Circulation revenues increased $153,000 due to growth in daily and Sunday circulation.

    Total revenues at the Company's Northwest newspapers declined nominally ($27,000), but were up $438,000 or 1.2% excluding revenues from the Ellensburg Daily Record which was sold in December 1996. Advertising revenues increased $335,000 or 1.2%, while full run ROP linage declined 2.6% at the three Northwest dailies. While advertising revenues and linage increased at the Anchorage Daily News, The News Tribune and Tri-City Herald were hurt by retailer consolidations in their markets. Circulation revenues declined $152,000, and other revenues increased $230,000 reflecting higher commercial printing revenues.

    Non-newspaper revenues declined $1.7 million mostly due to the sale of the Company's internet access business in September 1996 and a reorganization at its commercial printing operation in Clovis, California.

Operating Expenses:

    Operating expenses declined 3.7% and excluding $2.6 million in expenses related to the sold operations, were down 1.8%. Much of the decline was due to lower newsprint prices resulting in newsprint and supplements costs declining $6.5 million or 21.5%. Excluding newsprint and supplements and expenses from the sold operations, total operating expenses increased 4.0% primarily due to spending on new product development and promotion of the Company's publications.

Non-operating (Expenses) Income:

    Interest expense declined $1.2 million as the Company continued to repay debt. The Company recorded a $300,000 loss for its share of its Ponderay newsprint mill joint venture's results versus $1.1 million in income in the 1996 quarter when newsprint prices were higher.

    The Company's effective tax rate was 41.6% in the 1997 quarter, down from 43.5% in 1996, due primarily to lower non-deductible amortization at ongoing operations and to an adjustment to the tax basis of certain intangibles related to the sold newspapers. See note 3 to the consolidated financial statements.

Six Month Comparisons

    Net income for the first half of 1997 was $32.9 million or 87 cents per share, including a gain of 10 cents per share on the sale of four community newspapers in California. Excluding the gain on the sale and results of the sold newspapers, earnings were $29.2 million or 77 cents. Net income for the six month period in 1996 was $15.6 million or 41 cents per share, and was $15.9 million or 42 cents excluding the sold newspapers.

    In general, revenues and expenses were affected by the same factors as those discussed in the quarterly comparisons above.

Revenues:

    Total revenues increased 3.2% to $312.9 million -- with advertising revenues up 4.9% to $245.0 million and circulation revenues down 1.0% to $53.6 million. Excluding the sold newspapers, total revenues increased 4.5% to $311.8 million, advertising revenues were up 6.2% to $244.2 million and circulation revenues were roughly flat at $53.4 million.

Operating Revenues By Region (in thousands):

                               1997             1996          % Change
[S]                         [C]              [C]                 [C]
California newspapers       $   155,894      $   151,274            3.1
Carolina newspapers              81,293           73,288           10.9
Northwest newspapers             69,980           70,128          (0.2)
Non-newspaper operations          5,734            8,532         (32.8)

Total operating revenue     $   312,901      $   303,222            3.2

    Total revenues at the Company's California newspapers increased $4.6 million, but excluding revenues from the sold newspapers from the comparisons, revenues increased $7.2 million or 4.9%. Advertising revenues at the three Bee newspapers were up $6.1 million or 5.1%, while full run ROP advertising linage was flat. Advertising linage in the first three months of the year was affected by the consolidation of Macy's and Weinstock's department stores in March 1996. These stores were previously the Company's largest two advertisers. Circulation revenues were relatively flat reflecting average paid daily circulation gains of 0.4% and Sunday gains of 0.2% through June 1997 at the three Bees. Other revenues increased $1.0 million from new products, primarily at The Sacramento Bee.

    Total revenues increased $8.0 million or 10.9% at the Company's Carolina newspapers, with advertising revenues up $7.1 million and circulation revenues up $427,000. Full run ROP linage gained 10.7% at the Carolina dailies. Average paid circulation at the Carolina dailies increased 2.0% daily and 1.2% Sunday.

    At the Company's Northwest newspapers, total revenues declined slightly, but were up $700,000 or 1.0% excluding the Ellensburg Daily Record's revenues from the comparison. Consolidation of retailers in Tacoma and Tri-Cities, Washington held advertising revenues to a $710,000 or 1.4% increase. Full run ROP linage was up 0.8%. Circulation revenues at the Northwest dailies declined $383,000 as average paid circulation was down 0.9% and Sunday was off 0.7%. Other revenues, primarily commercial printing, were up $266,000.

    Non-newspaper revenues declined $2.8 million reflecting the same factors discussed in the quarterly comparisons.

Operating Expenses:

    Operating expenses declined 4.9%, and were down 3.6% after excluding expenses of the sold newspapers from the comparisons. Lower newsprint prices were the major factor in the expense decline. Excluding newsprint and supplement costs and expenses at the sold newspapers, operating expenses were held to a 3.2% increase.

Non-Operating (Expenses) Income:

    Interest expense declined $2.0 million, while the Company's share of losses from the Ponderay newsprint mill joint venture was $700,000 versus income of $2.2 million in the first half of 1996. Non-operating income includes a gain of $6.7 million from the sale of newspaper operations.

    The Company's effective tax rate in the six-month period was 41.8%, compared to 43.6% in 1996. See note 3 to the consolidated financial statements.

Liquidity & Capital Resources

    Operations generated $54.2 million of cash, a 3.5% increase over the first half of 1996. In addition, the Company received $11.4 million in proceeds from the sale of the four community newspapers in February 1997. Cash was used to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be between $25.0 million and $30.0 million in 1997.

    See notes 1 and 7 to the consolidated financial statements for a discussion of the Company's commitments to its newsprint mill joint venture (Ponderay).

    See note 2 for a discussion of the Company's long-term obligations. The Company had $167.0 million of available credit at June 30, 1997. Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders:


The Annual Meeting of Stockholders of McClatchy Newspapers, Inc. was held on May 21, 1997 and stockholders of record on March 17, 1997 approved all matters submitted for voting as follows:

                                                 Votes
                                                For      Withheld

Election of Directors of the Board:

Nominees for Class A Directors voted
    by Class A stockholders:

[S]                                           [C]              [C]
Larry Jinks                                   7,573,686        155,060
Joan F. Lane                                  7,574,931        153,815
S. Donley Ritchey, Jr.                        7,577,307        151,439
Frederick R. Ruiz                             7,577,026        151,720

Nominees for Class B Directors voted
    by Class B stockholders:

[S]                                          [C]
William K. Coblentz                          27,291,205
Molly Maloney Evangelisti                    27,291,205
William L. Honeysett                         27,291,205
Betty Lou Maloney                            27,291,205
James B. McClatchy                           27,291,205
William E. McClatchy                         27,291,205
Erwin Potts                                  27,291,205
Gary B. Pruitt                               27,291,205
William M. Roth                              27,291,205
James P. Smith                               27,291,205

                                   Votes
                                                                   Broker
                                 For      Against  Abstentions   Non-Votes
[S]                           [C]           [C]          [C]              [C]
Approval of Amendment to the
Company's Certificate of
Incorporation to increase
authorized shares of common
stock                         27,989,696    62,111       12,271           0

Ratification of
appointment of Deloitte &
Touche LLP as the
Company's independent         28,062,343       423        1,312           0
auditors for 1997


Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K:

     Exhibit

3.1 Certificate of Amendment of Restated Certificate of Incorporation of McClatchy Newspapers, Inc. dated May 22, 1997.
3.2  Amended and Restated By-laws of McClatchy Newspapers, Inc. dated
     May 15, 1996.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                McClatchy Newspapers, Inc.
                                             Registrant




Date:  August 12, 1997          /s/ James P. Smith
                                    James P. Smith
                                    Vice President, Finance and Treasurer