Form 10-Q
period 1997-09-30
MCCLATCHY NEWSPAPERS INC
filed 1997-11-06
CIK 822043

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-Q

                              (Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 1997

                                   OR

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

   The number of shares of each class of common stock outstanding as of November 5, 1997:

             Class A Common Stock                9,421,383
             Class B Common Stock               28,685,912

                        McCLATCHY NEWSPAPERS, INC.

                           INDEX TO FORM 10-Q


Part I - FINANCIAL INFORMATION                              Page

   Item 1 - Financial Statements:

      Consolidated Balance Sheet - September 30, 1997
          (unaudited) and December 31, 1996                   3

      Consolidated Statement of Income for the
          Three Months and Nine Months Ended
          September 30, 1997 and 1996 (unaudited)             5

      Consolidated Statement of Cash Flows for
          the Nine Months Ended September 30, 1997
          and 1996 (unaudited)                                6

      Consolidated Statement of Stockholders'
          Equity for the Period from December 31,
          1995 to September 30, 1997 (unaudited)              7

      Notes to Consolidated Financial Statements
          (unaudited)                                         8

   Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition        16


Part II - OTHER INFORMATION                                   21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       McCLATCHY NEWSPAPERS, INC.
                       CONSOLIDATED BALANCE SHEET
                            (In thousands)

ASSETS
                                          September 30,      December 31,
                                              1997               1996
                                          (Unaudited)
Current assets:
    Cash and cash equivalents               $   7,387     $   5,877
    Trade receivables (less allowances
    of $2,115 in 1997 and $2,440 in 1996)      82,887        81,791
    Other receivables                           1,635         1,911
    Newsprint, ink and other inventories       10,765         8,015
    Deferred income taxes                      10,930        10,223
    Other current assets                        4,638         3,193
       Total current assets                   118,242       111,010

Property, plant and equipment:
    Land                                       33,236        32,591
    Buildings and improvements                158,627       157,741
    Equipment                                 377,490       369,346
    Construction in progress                    6,439         8,532
        Total                                 575,792       568,210
    Accumulated depreciation                 (247,282)     (226,420)
        Net property, plant and equipment     328,510       341,790

Intangibles - net                             397,125       411,393

Newsprint mill investment                       8,929         8,989

Other assets                                    2,444         2,484

Total assets                                $ 855,250     $ 875,666

See notes to consolidated financial statements

                      McCLATCHY NEWSPAPERS, INC.
                      CONSOLIDATED BALANCE SHEET
                 (In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,       December 31,
                                           1997                1996
                                        (Unaudited)
Current liabilities:
    Accounts payable                        $  29,494     $  22,806
    Accrued compensation                       39,206        33,567
    Income taxes                                    -         4,737
    Unearned revenue                           17,750        18,103
    Carrier deposits                            4,086         4,149
    Other accrued liabilities                  10,908         8,998
       Total current liabilities              101,444        92,360

Long-term bank debt                           119,000       190,000
Other long-term obligations                    29,014        29,814
Deferred income taxes                          58,532        60,378
Commitments and contingencies (note 7)

Stockholders' equity:
    Common stock $.01 par value:
       Class A - authorized
         100,000,000 shares, issued
         9,392,571 in 1997
         and 8,946,651 in 1996                     94           89
       Class B - authorized
         60,000,000 shares, issued
         28,685,912 in 1997
         and 28,842,287 in 1996                   287          288
       Additional paid-in capital              73,650       67,534
       Retained earnings                      473,229      435,574
       Treasury stock, 25,000
         Class A shares in 1996                     -         (371)
          Total stockholders'equity           547,260      503,114

Total liabilities and stockholders' equity  $ 855,250     $ 875,666

See notes to consolidated financial statements


                        McCLATCHY NEWSPAPERS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per share amounts)


                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             1997        1996        1997       1996
                               (Unaudited)             (Unaudited)
Revenues - net:
  Newspapers:
           Advertising         $ 125,549   $ 120,856   $ 370,509  $ 354,270
           Circulation            26,882      27,102      80,455     81,196
           Other                   4,391       3,752      13,025     10,934
              Total newspapers   156,822     151,710     463,989    446,400
  Non-newspapers                   2,778       3,833       8,512     12,365
              Total net revenue  159,600     155,543     472,501    458,765

Operating expenses:
  Compensation                    63,257      62,177     189,673    188,375
  Newsprint and supplements       25,061      27,034      70,118     88,523
  Depreciation and amortization   13,526      13,250      40,167     39,502
  Other operating expenses        30,830      30,443      90,285     87,434
              Total              132,674     132,904     390,243    403,834

Operating income                  26,926      22,639      82,258     54,931
Non-operating (expenses) income:
  Interest expense                (2,004)     (3,307)     (7,005)   (10,259)
  Partnership income (loss)          640         850         (60)     3,100
  Gain on sale of newspaper
    operations                        54           -       6,757          -
  Other - net                        595           7         826         66
Income before income tax
    provision                     26,211      20,189      82,776     47,838
Income tax provision              10,686       8,747      34,302     20,805

Net income                     $  15,525   $  11,442   $  48,474  $  27,033

Net income per common share    $    0.41   $    0.30   $    1.27  $    0.72

Weighted average number of
common shares                     38,212      37,858      38,103     37,739

See notes to consolidated financial statements

                        McCLATCHY NEWSPAPERS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                                      Nine Months Ended September 30,
                                          1997              1996
                                               (Unaudited)
Cash provided (used) by operating
activities:
    Net income                         $  48,474         $  27,033
       Reconciliation to net cash
         provided:
       Depreciation and amortization      40,274            39,618
       Partnership losses (income)            60            (3,100)
       Changes in certain assets
         and liabilities - net             2,366            15,251
       Gain on sale of newspaper
         operations                       (6,757)                -
       Other                              (1,199)             (760)
Net cash provided by operating
activities                                83,218            78,042

Cash provided (used) by investing
activities:
     Purchase of property, plant
       and equipment                     (16,561)          (24,627)
     Sale of newspaper operations         11,400                 -
     Other - net                               6            (2,632)
Net cash used by investing
activities                                (5,155)          (27,259)

Cash (used) provided by financing
activitites:
     Repayment of long-term debt         (71,000)          (44,000)
     Payment of cash dividends           (10,819)           (8,563)
     Other - principally stock
       issuances                           5,266             2,704
Net cash used by financing
activities                               (76,553)          (49,859)

Net change in cash and cash
equivalents                                1,510               924

Cash and cash equivalents,
beginning of year                          5,877             3,252

Cash and cash equivalents, end of
period                                     7,387             4,176

Other cash flow information:
Cash paid during the period for:
   Income taxes (net of refunds)       $  41,793         $  17,011
   Interest paid (net of
   capitalized interest)                   7,431            10,678

See notes to consolidated financial statements

                         McCLATCHY NEWSPAPERS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (In thousands, except share and per share amounts)
                           Par Value   Additional            Treasury
                      Class A  Class B  Paid-In   Retained    Stock
                      Common   Common   Capital   Earnings   At Cost    Total
Balances,
December 31, 1995     $  85    $  289   $62,477   $403,244   $ (371)   $465,694
Net income (9 months)                               27,033               27,033
Dividends paid
($.228 per share)                                   (8,563)              (8,563)
Conversion of 71,875
 Class B shares
 to Class A               1        (1)
Issuance of 198,293
 shares under employee
 plans                    2               2,702                           2,704
Balances,
September 30, 1996       88       288    65,149    421,714    (371)     486,868
Net income (3 months)                               17,460               17,460
Dividends paid
($.095 per share)                                   (3,600)              (3,600)
Issuance of 109,084
 Class A shares under
 employee stock plans     1               1,751                           1,752
Tax benefit from
stock plans                                 634                             634
Balances,
December 31, 1996        89       288    67,534    435,574   (371)      503,114
Net income (9 months)                               48,474               48,474
Dividends paid
($.285 per share)                                  (10,819)             (10,819)
Conversion of 156,375
 Class B shares
 to Class A               1        (1)
Issuance of 319,545
Class A shares
 under employee and
 director plans           4              5,262                            5,266
Tax benefit from
stock plans                              1,225                            1,225
Retirement of
treasury shares                           (371)              371

Balances,
September 30, 1997    $ 94     $ 287   $ 73,650   $ 473,229 $  -       $ 547,260

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

   Inventories are stated at the lower of cost (based principally on the last-in, first-out method) or current market value. If the first-in, first-out method of inventory accounting had been used, inventories would have increased by $3,607,000 at September 30, 1997 and $3,246,000 at December 31, 1996.

   Related party transactions - The Company owns a 13.5% interest in Ponderay Newsprint Company ("Ponderay") which owns and operates a newsprint mill in the State of Washington. The investment is accounted for using the equity method, under which the Company's share of earnings of Ponderay is reflected in income as earned. The Company guarantees certain bank debt used to construct the mill (see note 7) and is required to purchase 28,400 metric tons of annual production on a "take-if-tendered" basis until the debt is repaid.
The Company satisfies this obligation by direct purchase (1997: $13,191,000 and 1996: $16,196,000) or reallocation to other buyers. To secure additional newsprint, the Company has arranged to purchase an additional 8,000 metric tons from Ponderay in 1997.

   Property, plant and equipment are stated at cost. Major renewals and betterments, as well as interest incurred during construction, are capitalized. For three months ended September 30, 1997 and 1996 such interest was $11,000 and $67,000, respectively. For the nine months then ended, such interest was $36,000 in 1997 and $526,000 in 1996.

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


2. LONG-TERM BANK DEBT AND OTHER LONG-TERM OBLIGATIONS

   On July 28, 1995 the Company entered into a bank credit agreement (Credit Agreement) providing for borrowings up to $310,000,000. At September 30, 1997 and December 31, 1996 the Company had long-term bank debt of $119,000,000 and $190,000,000, respectively. In addition, the Company also has an outstanding letter of credit for $4,309,000 securing estimated obligations from workers' compensation claims.

   Under the Credit Agreement, interest only is payable through July 1, 2000. Principal in the amount of $4,000,000 is due on July 1, 2003 and the remaining principal matures in increasing annual amounts until it is paid in full by July

1, 2005. The Company may select between alternative floating interest rates for each drawdown. On September 30, 1997 the interest rate applicable to the amount drawn ranged from 6.0% to 6.7%. Such debt is unsecured and the related agreement contains covenants requiring, among other things, maintenance of cash flow and limitations on debt-to-equity ratios, with which the Company was in compliance at September 30, 1997.

   At September 30, 1997 the Company had an outstanding interest rate swap that effectively converted $50,000,000 of debt under its Credit Agreement to a fixed rate debt at a rate of 6.0%. The swap expires in November 1998. The Company makes payments to a counterparty depending on the change in variable interest rates which are recorded as additions to or reductions of interest expense.

Other long-term obligations consist of (in thousands):

                                          September 30,    December 31,
                                              1997             1996
   Pension obligations                    $   17,156       $   17,272
   Post retirement benefits obligation         8,247            9,058
   Deferred compensation and other             3,611            3,484

      Total other long-term obligations   $   29,014       $   29,814

3.  INCOME TAX PROVISIONS

Income tax provisions consist of (in thousands):

                             Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                              1997        1996       1997        1996
Current:
          Federal          $  9,667    $  7,978    $  31,706   $  19,392
          State               1,428       1,085        5,149       2,412

Deferred:
          Federal              (482)     (1,925)      (2,787)     (2,731)
          State                  73       1,609          234       1,732

Income tax provision       $ 10,686    $  8,747    $  34,302   $  20,805


The effective tax rate and the statutory federal income tax rate are reconciled as follows:

                                 Three Months           Nine Months Ended
                              Ended September 30,         September 30,
                                 1997     1996            1997     1996
Statutory rate                  35.0%    35.0%           35.0%    35.0%
State taxes, net of
federal benefit                  3.7      5.6             4.2      5.6
Amortization                     3.2      4.4             3.2      4.4
Tax adjustment to basis of
newspapers sold                 (1.0)       -            (1.0)       -
Other                           (0.1)    (1.7)              -     (1.5)

     Effective tax rate         40.8%    43.3%           41.4%    43.5%


The components of deferred taxes recorded in the Company's Balance Sheet on September 30, 1997 and December 31, 1996 are (in thousands):

                                           1997            1996
Depreciation and amortization          $  55,539       $  55,649
Partnership losses                         7,993           8,283
State taxes                                  797           1,310
Deferred compensation                    (18,070)        (16,540)
Other                                      1,343           1,453
      Deferred tax liability
      (net of $10,930 in 1997
      and $10,223 in 1996
      reported as current assets)      $  47,602       $  50,155


4. INTANGIBLES

Intangibles consist of (in thousands):

                                    September 30,        December 31,
                                        1997                 1996
Identifiable intangible assets,
    primarily customer lists        $  147,443           $  148,692
Excess purchase prices over
    identifiable intangible assets     362,060              365,604
          Total                        509,503              514,296
Less accumulated amortization          112,378              102,903

Intangibles - net                   $  397,125           $  411,393


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

   Expenses of these plans for the three months ended September 30, 1997 and 1996 were $1,420,000 and $1,776,000, respectively. Expenses for the nine months then ended were $5,113,000 and $5,442,000 in 1997 and 1996, respectively.

   The Company also has two deferred compensation and investment plans (401(k) plans) which enables qualified employees to voluntarily defer compensation. Company contributions to the 401(k) plans for the three months ended September 30, 1997 and 1996 were $1,145,000 and $1,203,000, respectively. Contributions for the nine months then ended were $3,568,000 and $3,494,000 in 1997 and 1996, respectively.

   The Company also provides or subsidizes certain retiree health care and life insurance benefits. For the three months ended September 30, 1997 and 1996, postretirement benefit credit was $179,000 and was $60,000 expense in 1996. For the nine months then ended, postretirement benefit credit was $538,000 in 1997 and was a $120,000 expense in 1996.

6. CASH FLOW INFORMATION

   Cash provided or used by operations in the nine months ended September 30, 1997 and 1996 was affected by changes in certain assets and liabilities as follows (in thousands):

                                        1997        1996
Increase (decrease) in assets:
          Receivables                $  1,145    $  (3,001)
          Inventories                   3,014       (5,924)
          Other assets                  1,673       (5,205)
               Total                    5,832      (14,130)

Increase (decrease) in liabilities:
          Accounts payable              6,712       (1,056)
          Accrued compensation          4,552        2,548
          Income taxes                 (4,737)       2,637
          Other liabilities             1,671       (3,008)
               Total                    8,198        1,121
Net cash increase from changes in
          assets and liabilities     $  2,366    $  15,251


7. COMMITMENTS AND CONTINGENCIES

   The Company guarantees $20,783,000 of bank debt related primarily to its joint venture in the Ponderay newsprint mill.

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


8.  COMMON STOCK AND STOCK PLANS

    On May 21, 1997 the Company increased the authorized shares of Class A common stock to 100,000,000 and increased authorized Class B shares to 60,000,000. On March 31, 1997 the Company retired 25,000 shares of Class A common stock that were held as treasury shares.

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

    At September 30, 1997 the Company has four stock-based compensation plans, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. No significant amounts of compensation cost have been recognized for its fixed stock option plans and its stock purchase plan.

    The Company's Amended Employee Stock Purchase Plan (the Purchase Plan) reserved 1,875,000 shares of Class A common stock for issuance to employees. Eligible employees may purchase shares at 85% of "fair market value" (as defined) through payroll deductions. The Purchase Plan can be automatically terminated by the Company at any time. As of September 30, 1997, 778,536 shares of Class A common stock have been issued under the Purchase Plan.

    The Company's Amended and Restated 1987 Stock Option Plan (1987 employee plan) reserved 750,000 shares of Class A common stock for issuance to key employees. Options are granted at the market price of the Class A common stock on the date of the grant. The options vest in installments over four years, and once vested are exercisable up to ten years from the date of award. Although the employee plan permits the Company, at its sole discretion, to settle unexercised options by making payments to the option holder of stock appreciation rights (SARs), the Company does not intend to avail itself of this alternative except in limited circumstances.

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

    In the employee plans, there are 299,473 options exercisable as of September 30, 1997. All of the shares reserved in the 1987 plan have been granted. In the 1994 plan, 260,063 remain for future grants. A total of 718,479 options are outstanding in the employee plans at an average option prices of $16.04 and $20.87 per share for the 1987 and 1994 plans, respectively. In the directors' plan, 93,750 options are outstanding at an average price of $19.09 per share, 55,792 shares were exercisable at September 30, 1997 and 75,000 are available for future awards.

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

    Interest Rate Swap Agreement - When considering interest rates at September 30, 1997, it is estimated that the Company could terminate the interest rate swap agreement with only a nominal gain or loss.


10. SALE OF NEWSPAPER OPERATIONS

    On February 28, 1997 the Company completed the sale of the Gilroy Dispatch, The Hollister Free Lance, the Morgan Hill Times and the Amador Ledger Dispatch. These newspapers had combined daily circulation of approximately 10,150 and weekly circulation of 12,800, and generated $7,574,000 in revenues in 1996. The Company reported a $6,757,000 gain on the sale which is included in non-operating (expenses) income.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Recent Events and Trends

    On December 4, 1996 the Company declared a five-for-four stock split in the form of a 25% stock dividend which was paid on January 2, 1997. All outstanding shares and per share amounts have been restated in this discussion to reflect the stock dividend.

    In October 1996, the Company announced that it had entered into agreements in principle to sell five community newspapers. In December, the Company sold
the Ellensburg Daily Record and recorded a pre-tax gain of $3.2 million.   On
February 28, 1997 it completed the sale of the remaining four community newspapers and recorded a pre-tax gain of $6.8 million in other non-operating (expenses) income. See note 10 to the consolidated financial statements.
The after tax gain on the 1997 sale is 10 cents per share.

    Newsprint prices fluctuated substantially during 1996, reaching an all-time high in early 1996. Prices began declining during the second quarter of 1996 and the Company's newsprint purchases in the first nine months of 1997 were made at average newsprint prices that were below the 1996 levels. While newsprint prices in the fourth quarter are expected to exceed those paid in 1996, management expects average newsprint prices in 1997 to be below 1996 average prices which would positively impact operating income for the year.

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

    In September 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective in 1998, with earlier application permitted.

Third Quarter 1997 Compared to 1996

    The Company reported third quarter earnings of $15.5 million, up 35.7% from 1996 third quarter earnings of $11.4 million. The increase in earnings resulted largely from higher advertising revenues, lower newsprint prices and lower net non-operating expenses.

Revenues:

    Revenues increased 2.6% to $159.6 million, but were up 4.3% excluding the five community newspapers that were sold. Advertising revenues were $125.5 million, up 5.5% from ongoing operations in 1996 while circulation revenues from ongoing operations rose nominally to $26.9 million. The Company has not raised circulation rates at most of its newspapers in 1997.

     Operating Revenues By Region (in thousands):

                                     1997           1996         % Change
     California newspapers        $  78,810      $  76,953          2.4
     Carolina newspapers             42,190         38,925          8.5
     Northwest newspapers            35,822         35,832            -
     Non-newspaper operations         2,778          3,833        (27.5)

       Total operating revenue    $ 159,600      $ 155,543          2.6


    The California newspapers' operating revenues increased 2.4%, but were up 5.0% excluding four community newspapers sold in February 1997. The sold newspapers contributed $2.4 million in revenues in 1996. Advertising revenues at the three daily Bee newspapers, located in Sacramento, Modesto and Fresno, increased $3.2 million or 5.4% due primarily to rate increases. Full-run "run-of-press" (ROP) advertising linage, which is found in the body of the newspaper and generates a majority of advertising revenues, increased 2.1% in the quarter. Circulation revenues at the Bee newspapers declined $38,000 while other revenues, generated from niche products, online operations, etc., increased $579,000, more than double the 1996 revenues. This increase was mostly related to new products at The Sacramento Bee.

    The Carolina newspapers revenues were up $3.3 million, led by The News and Observer (Raleigh, N.C.) newspaper, where revenues increased $2.4 million. Advertising revenues increased $2.9 million or 9.1% while full-run ROP advertising linage increased 4.5% for the daily Carolina newspapers. Circulation revenues rose $257,000 due to increases in daily and Sunday average paid circulation, mostly at The News and Observer.

    Revenues at the Northwest newspapers were flat, but were up $480,000 or 1.4%, excluding the Ellensburg Daily Record, which was sold in December 1996. Advertising revenues increased $408,000 or 1.6% at the three daily Northwest newspapers, while full-run ROP declined 2.6%. Gains in advertising revenues at The News Tribune (Tacoma, WA) and the Anchorage Daily News were partially offset by declines at the Tri-City Herald (WA). Circulation revenues declined nominally and other revenues increased $51,000 at the three dailies.

    Non-newspaper revenues declined $1.1 million due mostly to the sale of the Company's internet access business late in the third quarter of 1996, and a reorganization at its commercial printing operation in Clovis, California in the fourth quarter of 1996.

Operating Expenses:

    Operating expenses declined 0.2%, but excluding the sold newspapers, increased 1.9%. At the Company's ongoing newspaper operations, newsprint and supplements declined $1.7 million or 6.4% due to lower average newsprint prices in the quarter. Excluding newsprint and supplement expenses, and costs associated with the sold newspapers, total other operating costs increased 4.0% due primarily to lower workers' compensation and other fringe benefits in the 1996 quarter, coupled with higher spending on product development and promotions in 1997.

Non-operating (Expenses) Income - Net:

    Interest expense declined $1.3 million as the Company continues to direct excess cash towards the repayment of debt. Non-operating (expenses) income - net includes a gain of $504,000 on the sale of a building in September 1997 that was not being used in the Company's operations.

    The Company's effective tax rate was 40.8% versus 43.3% in 1996 due to lower non-deductible amortization and a tax basis adjustment on certain intangibles associated with the sold newspapers. See note 3 to the consolidated financial statements.

Nine Month Comparisons

    Net income for the nine months ended September 30, 1997 was $48.5 million and included an after-tax gain of $4.0 million on the sale of four community newspapers in California in February 1997. Excluding the gain, earnings were $44.5 million, up 64.7% from 1996. Revenues, expenses and earnings from ongoing operations were generally affected by the same factors discussed in the third quarter comparisons.

Revenues:

    Total revenues increased 3.0% to $472.5 million, but were up 4.4% to $471.4 million after excluding the results from the sold newspapers in 1997 and 1996. The four community newspapers contributed $1.1 million in January and February 1997 versus $7.2 million contributed by the five community newspapers in the nine-month period in 1996. Advertising revenues from ongoing operations were $369.7 million, up 5.9% and circulation revenues were up slightly at $80.3 million.


Operating Revenues By Region (in thousands):

                                      1997          1996       % Change
    California newspapers          $  234,704    $  228,227       2.8
    Carolina newspapers               123,483       112,213      10.0
    Northwest newspapers              105,802       105,960      (0.1)
    Non-newspaper operations            8,512        12,365     (31.2)

     Total operating revenue       $  472,501    $  458,765       3.0



    Total revenues at the Company's California newspapers increased $6.5 million over the nine months, but were up $11.0 million or 5.0% excluding the sold newspapers. Advertising revenues at the three Bee newspapers were up $9.3 million or 5.2%, with full-run ROP linage up 0.8%. Circulation revenues increased nominally while other revenues were up $1.5 million, primarily at The Sacramento Bee. Average paid circulation increased 0.6% daily and 0.3% Sunday at the three Bees.

    Total revenues at the Carolina newspapers increased $11.3 million with $8.2 million coming from The News and Observer. Advertising revenues rose $10.1 million or 11.1% with full-run ROP linage up 8.6%. Circulation revenues increased $684,000 or 3.9% as average paid daily circulation increased 2.1% and Sunday improved 1.1%.

    Total revenues at the Northwest newspapers declined $158,000, but were up $1.2 million excluding the Ellensburg Daily Record (sold December 1996), with most of the gains in advertising revenues at the Anchorage Daily News. Full-run ROP advertising linage declined 1.4% while average paid circulation was down 0.6% daily and 0.5% Sunday.

    Non-newspaper revenues declined $3.9 million for reasons discussed in the third quarter comparisons.

Operating Expenses:

    Operating expenses declined 3.4%, and were down 1.8% after excluding expenses of the sold newspapers from the comparisons, due primarily to lower newsprint expense. Newsprint and supplement costs (exclusive of sold newspapers) were down 20.3% as average newsprint prices were significantly below the 1996 levels. Total other operating expenses were up 3.5% excluding newsprint and supplement costs and the expenses of the sold newspapers, due to the reasons discussed in the third quarter comparisons.

Non-Operating (Expenses) Income - Net:

    Interest expense declined $3.3 million as debt has been repaid. The Company recorded $60,000 as its share of losses from the Ponderay newsprint mill joint venture versus $3.1 million in income in 1996 when average newsprint prices were higher. In addition to the pre-tax gain of $6.8 million on the sale of the community newspapers, the Company recorded a $504,000 pre-tax gain on the sale of a building.

    The Company's effective tax rate was 41.4% in 1997 compared to 43.5% in 1996. See note 3 to the consolidated financial statements.


Liquidity & Capital Resources

    Operations generated $83.2 million in cash, a 6.6% increase over 1996. In addition, the Company received $11.4 million in proceeds from the sale of the four community newspapers in February 1997. Cash was used to repay debt, pay for capital expenditures and pay dividends. Capital expenditures are projected to be between $25.0 million and $30.0 million in 1997.

    See notes 1 and 7 to the consolidated financial statements for a discussion of the Company's commitments to its newsprint mill joint venture (Ponderay).

    See note 2 to the consolidated financial statements for a discussion of the Company's long-term obligations. The Company had $191.0 million of available credit at September 30, 1997.

Management is of the opinion that operating cash flow and available credit facilities are adequate to meet the liquidity needs of the Company, including currently planned capital expenditures and other investments.

Forward-Looking Information

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


                      McClatchy Newspapers, Inc.
                             Registrant




Date:   November 6, 1997             /s/ James P. Smith
                                         James P. Smith
                                         Vice President, Finance and Treasurer